Form 10QSB
period 2006-09-30
BTHC X INC
filed 2007-02-28
CIK 1375685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
  X       Quarterly Report Under Section 13 or 15(d) of the Securities  Exchange
-----     Act of 1934

               For the quarterly period ended September 30, 2006

          Transition Report Under Section 13 or 15(d) of the Securities Exchange
-----     Act of 1934

               For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-52237
                                                ---------

                                  BTHC X, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                20-4494098
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                     12890 Hilltop Road, Argyle, Texas 76226
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO
                                                             -----   -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  X   NO
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 20, 2007: 500,440
                                         ----------------------------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                              -----   -----

                                  BTHC X, Inc.

              Form 10-QSB for the Quarter ended September 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12

  Item 3 Controls and Procedures                                              14

Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          14

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    14

  Item 6 Exhibits                                                             14

Signatures                                                                    15


Part I
Item 1 - Financial Statements

The  Company  filed a  General  Form for  Registration  of  Securities  of Small
Business  Issuers Under Section 12(b) or (g) of the  Securities  Exchange Act of
1934 on Form 10-SB on September 21, 2006. This Registration Statement became effective without comment and by statute on November 21, 2006. The registration statement included interim financial statements with a period ended June 30, 2006. As such this report is being filed to cure the gap in financial reporting for interim quarterly periods.


                                  BTHC X, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)

                                                              September 30,    September 30,
                                                                   2006             2005
                                                              -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                   $        --      $        --
   Due from bankruptcy trust                                           --              1,000
                                                              -------------    -------------

     Total Assets                                             $        --      $       1,000
                                                              =============    =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current Liabilities
   Accounts payable - trade                                   $        --      $        --
   Advances from controlling shareholder                              7,498             --
                                                              -------------    -------------

     Total Liabilities                                                7,498             --
                                                              -------------    -------------

Commitments and Contingencies

Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                       --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     500,440 shares issued and outstanding                              500              500
   Additional paid-in capital                                           500              500
   Deficit accumulated during the development stage                  (8,498)            --
                                                              -------------    -------------

     Total Stockholders' Deficit                                     (7,498)           1,000
                                                              -------------    -------------

     Total Liabilities and Stockholders' Deficit              $        --      $       1,000
                                                              =============    =============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                  BTHC X, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
           Nine and Three months ended September 30, 2006 and 2005 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through September 30, 2006

                                   (Unaudited)

                                                                                                  Period from
                                                                                               November 29, 2004
                           Nine months      Nine months       Three months     Three months   (date of bankruptcy
                              ended            ended             ended            ended       settlement) through
                          September 30,    September 30,     September 30,    September 30,      September 30,
                               2006             2005              2006             2005               2006
                          -------------    ---------------   -------------    -------------      -------------
Revenues                  $        --      $          --     $        --      $        --        $        --
                          -------------    ---------------   -------------    -------------      -------------

Operating expenses
   Reorganization costs           2,248               --             1,785             --                2,248
   General and
     administrative
     expenses                     6,250               --             6,250             --                6,250
                          -------------    ---------------   -------------    -------------      -------------

Income from
   operations                    (8,498)              --            (8,035)            --               (8,498)

Provision for
   income taxes                    --                 --              --               --                 --
                          -------------    ---------------   -------------    -------------      -------------

Net loss                         (8,498)              --            (8,035)            --               (8,498)

Other
   comprehensive
   income                          --                 --              --               --                 --
                          -------------    ---------------   -------------    -------------      -------------

Comprehensive loss        $      (8,498)   $          --     $      (8,035)   $        --        $      (8,498)
                          =============    ===============   =============    =============      =============


Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted      $       (0.02)               nil   $       (0.02)             nil      $       (0.02)
                          =============    ===============   =============    =============      =============

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted            500,440            500,440         500,440    5      00,440            500,440
                          =============    ===============   =============    =============      =============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                  BTHC X, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                Nine months ended September 30, 2006 and 2005 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through September 30, 2006

                                   (Unaudited)

                                                                                    Period from
                                                                                 November 29, 2004
                                                Nine months      Nine months    (date of bankruptcy
                                                   ended            ended       settlement) through
                                               September 30,    September 30,      September 30,
                                                    2006             2005               2006
                                               -------------    -------------      -------------
Cash Flows from Operating Activities
   Net loss for the period                     $      (8,498)   $        --        $      (8,498)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                               --               --                 --
                                               -------------    -------------      -------------

   Net cash used in operating activities              (8,498)            --               (8,498)
                                               -------------    -------------      -------------


Cash Flows from Investing Activities                    --               --                 --
                                               -------------    -------------      -------------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust                   1,000             --                1,000
   Cash advanced by stockholder                        7,498             --                7,498
                                               -------------    -------------      -------------

   Net cash provided by financing activities           8,498             --                8,498
                                               -------------    -------------      -------------

Increase in Cash                                        --               --                 --

Cash at beginning of period                             --               --                 --
                                               -------------    -------------      -------------

Cash at end of period                          $        --      $        --        $        --
                                               =============    =============      =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $        --      $        --        $        --
                                               =============    =============      =============
     Income taxes paid during the period       $        --      $        --        $        --
                                               =============    =============      =============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005


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


Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC X, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (Bankruptcy Court). The Company's bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VII, LLC; BTHC VIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 containing the Company's financial statements for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.


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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


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

The Company's certificate of incorporation authorizes the issuance of up to 10,000,000shares of preferred stock and 40,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes
     ------------

     For periods prior to November 29, 2004, the Company, as a Limited Liability Company, filed Federal and State partnership income tax returns whereby the income and expenses of the Company were passed through to the respective members representing the ownership of the entity. Subsequent to November 29, 2004, the Company files separate stand-alone Federal and State corporation income or franchise tax returns.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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




                (Remainder of this page left blank intentionally)


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2006, respectively, are as follows:

                                                                 Period from
                                                              November 29, 2004
                              Nine months     Nine  months   (date of bankruptcy
                                 ended           ended       settlement) through
                             September 30,   September 30,      September 30,
                                  2006            2005               2006
                             -------------   -------------      -------------
     Federal:
       Current                  $     -         $     -            $     -
       Deferred                       -               -                  -
                                -------         -------            -------
                                      -               -                  -
                                -------         -------            -------
     State:
       Current                     -              -                  -
       Deferred                       -               -                  -
                                -------         -------            -------
                                      -               -                  -
                                -------         -------            -------

       Total                    $     -         $     -            $     -
                                =======         =======            =======

As of  September  30,  2006,  the Company had an aggregate  net  operating  loss carryforward of approximately $8,498 to offset future taxable income. The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of any net operating loss carryforward(s).

The  Company's  income  tax  expense  for each of the nine month  periods  ended
September 30, 2006 and 2005 and the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2006, respectively, are as follows:

                                                                                           Period from
                                                                                        November 29, 2004
                                                       Three months    Three months    (date of bankruptcy
                                                           ended           ended       settlement) through
                                                       September 30,   September 30,      September 30,
                                                            2006            2005               2006
                                                       -------------   -------------      -------------
Statutory rate applied to income before income taxes   $      (2,900)  $        --        $      (2,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --              --                 --
     Difference between book method and
       statutory recognition differences on
       organization costs                                        700            --                  700
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                        2,200            --                2,200
                                                       -------------   -------------      -------------

Income tax expense                                     $        --     $        --        $        --
                                                       =============   =============      =============

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005


Note G - Income Taxes - Continued

The Company's only temporary differences as of September 30, 2006 and 2005 relate to the Company's net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2006 and 2005, respectively, is nominal and not material to the accompanying financial statements.


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

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc., the Company's controlling shareholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,440 shares of the Company's "new" common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2006 and 2005 were nominal, relating only to the reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, filing a Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934, and maintaining the corporate entity.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine and three month periods ended September 30, 2006 and 2005 were $(0.02), $-0-, $(0.02) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, respectively, the Company had working capital of approximately $(7,500) and $-0-, respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(3) Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits

     31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    BTHC X, Inc.

Dated: February 27, 2007                                   /s/ Timothy P. Halter
       -----------------               -----------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director