Form 10QSB
period 2007-03-31
BTHC X INC
filed 2007-04-26
CIK 1375685

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                Washington, DC  20549

                                                     Form 10-QSB



(Mark one)
    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2007

               Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from ______________ to _____________



                         Commission File Number: 0-52237

                                  BTHC X, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                               20-5456047
----------------------                                --------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)




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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2007: 500,440


Transitional Small Business Disclosure Format (check one): YES    NO X

                                  BTHC X, Inc.

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents


                                                                            Page
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

Part I
Item 1 - Financial Statements

                                  BTHC X, Inc.
                          (a development stage company)
                                 Balance Sheets
                             March 31, 2007 and 2006

                                   (Unaudited)

                                                       March 31,   March 31,
                                                         2007        2006
                                                      --------    --------

                                     ASSETS
Current Assets
   Cash on hand and in bank                           $   --      $   --
   Due from bankruptcy trust                              --         1,000
                                                      --------    --------

     Total Assets                                     $   --      $  1,000
                                                      ========    ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable - trade                           $   --      $   --
 Advances from controlling stockholder
                                                        17,432        --
                                                      --------    --------

     Total Liabilities                                  17,432        --
                                                      --------    --------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                          --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,440 shares issued and outstanding                 500         500
   Additional paid-in capital                              500         500
   Deficit accumulated during the development stage    (18,432)       --
                                                      --------    --------

     Total Stockholders' Deficit                       (17,432)      1,000
                                                      --------    --------

     Total Liabilities and Stockholders' Deficit      $   --      $  1,000
                                                      ========    ========





The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                  BTHC X, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                 Three months ended March 31, 2007 and 2006 and
          Period from November 29, 2004 (date of bankruptcy settlement)
                             through March 31, 2007

                                   (Unaudited)

                                                                                              Period from
                                                                                             November 29, 2004
                                                         Three months         Three months  (date of bankruptcy
                                                            ended              ended        settlement) through
                                                           March 31,           March 31,       March 31,
                                                             2007               2006              2007
                                                           ---------          -------         ---------

Revenues                                                   $    --            $  --           $    --
                                                           ---------          -------         ---------

Operating expenses
   Reorganization costs                                         --               --               2,248
   General and administrative expenses                         4,274             --              16,184
                                                           ---------          -------         ---------

Income from operations                                        (4,274)            --             (18,432)

Provision for income taxes                                      --               --                --
                                                           ---------         -------         ---------

Net loss                                                      (4,274)            --             (18,432)

Other comprehensive income                                      --               --                --
                                                           ---------         -------         ---------

Comprehensive loss                                         $  (4,274)         $  --           $ (18,432)
                                                           =========         =======         =========


Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic and fully diluted          $   (0.01)         nil             $   (0.04)
                                                           =========         =======         =========

Weighted-average number of shares
   of common stock outstanding - basic and fully diluted     500,440          500,440           500,440
                                                           =========          =======         =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                                  BTHC X, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                 Three months ended March 31, 2007 and 2006 and
          Period from November 29, 2004 (date of bankruptcy settlement)
                             through March 31, 2007

                                   (Unaudited)

                                                                                      Period from
                                                                                   November 29, 2004
                                             Three months      Three months     (date of bankruptcy
                                                 ended             ended        settlement) through
                                               March 31,         March 31,           March 31,
                                                 2007              2006                2007
                                            --------------    --------------      --------------

Cash Flows from Operating Activities
   Net loss for the period                     $ (4,274)           $     --             $(18,432)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --                    --                 --
                                               --------            ----------           --------

   Net cash used in operating activities         (4,274)                 --              (18,432)
                                               --------            ----------           --------


Cash Flows from Investing Activities               --                    --                 --
                                               --------            ----------           --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --                    --                1,000
   Cash advanced by stockholder                   4,274                  --               17,432
                                               --------            ----------           --------

   Net cash provided by financing activities      4,274                  --               18,432
                                               --------            ----------           --------

Increase in Cash                                   --                    --                 --

Cash at beginning of period                        --                    --                 --
                                               --------            ----------           --------

Cash at end of period                          $   --              $     --             $   --
                                               ========            ==========           ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --              $     --             $   --
                                               ========            ==========           ========
     Income taxes paid during the period       $   --              $     --             $   --
                                               ========            ==========           ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             March 31, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.


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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



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

The Company's certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)



                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2007 and 2006 and for the period from November 29, 2004
(date of bankruptcy settlement) through March 31, 2007, respectively, are as follows:

                                                          Period from
                                                        November 29, 2004
                   Three months      Three months     (date of bankruptcy
                       ended             ended        settlement) through
                     March 31,         March 31,           March 31,
                       2007              2006                2007
                  --------------    --------------      --------------

       Federal:
  Current             $  --              $  --              $  --
  Deferred               --                 --                 --
                      -------            -------            -------
                      -------            -------            -------
                      -------            -------            -------
State:
  Current                --                 --                 --
  Deferred               --                 --                 --
                      -------            -------            -------
                      -------            -------            -------
                      -------            -------            -------

  Total               $  --              $  --              $  --
                      =======            =======            =======

As of  March  31,  2007,  the  Company  has  an  aggregate  net  operating  loss carryforward  of  approximately  $18,000 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2007, respectively, are as follows:

                                                                                           Period from
                                                                                        November 29, 2004
                                                   Three months      Three months     (date of bankruptcy
                                                       ended             ended        settlement) through
                                                     March 31,         March 31,           March 31,
                                                       2007              2006                2007
                                                  --------------    --------------      --------------
Statutory rate applied to income before income taxes   $(1,450)            $ --              $(6,300)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --                 --                 --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                  1,450               --                6,300
                                                       -------             ------            -------

Income tax expense                                     $  --               $ --              $  --
                                                       =======             ======            =======


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006



Note G - Income Taxes - Continued

The Company's only temporary differences as of March 31, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


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

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,000 shares of the Company's "new" common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.





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

(2)  Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for the three month periods ended March 31, 2007 and 2006 were related to the 2005 reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2007 and 2006 were $(0.01) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007 and 2006, respectively, the Company had working capital of approximately $(17,400) and $1,000, respectively.

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

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

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings
     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds
     None

Item 3 - Defaults on Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

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

                                                              BTHC X, Inc.


Dated: April 26, 2007                        /s/ Timothy P. Halter
       --------------                -------------------------------------
                                                         Timothy P. Halter
                                       President, Chief Executive Officer,
                                 Chief Financial Officer and Sole Director