Form 10QSB
period 2007-06-30
BTHC X INC
filed 2007-07-26
CIK 1375685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2007

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

                      12890 Hilltop Road, Argyle, TX 76226
                    (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:    July 25, 2007: 500,440
                                             ----------------------

Transitional Small Business Disclosure Format (check one): YES       NO X

                                  BTHC X, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2007

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



Part I
Item 1 - Financial Statements

                                  BTHC X, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2007 and 2006

                                   (Unaudited)

                                                              June 30,    June 30,
                                                                2007        2006
                                                              --------    --------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $   --      $   --
   Due from bankruptcy trust                                      --           537
                                                              --------    --------

     Total Assets                                             $   --      $    537
                                                              ========    ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable - trade                                   $   --      $   --
   Advances from controlling stockholder                        20,292        --
                                                              --------    --------

     Total Liabilities                                          20,292        --
                                                              --------    --------


Commitments and Contingencies



Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                                  --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,440 shares issued and outstanding                         500         500
   Additional paid-in capital                                      500         500
   Deficit accumulated during the development stage            (21,292)       (463)
                                                              --------    --------
     Total Stockholders' Deficit                               (20,292)        537
                                                              --------    --------

     Total Liabilities and Stockholders' Deficit              $   --      $    537
                                                              ========    ========







       The financial information presented herein has been prepared by management without audit by independent certified public accountants.
 The accompanying notes are an integral part of these financial statements.




                                  BTHC X, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                       Six and Three months ended June 30,
              2007 and 2006 and Period from November 29, 2004 (date
                 of bankruptcy settlement) through June 30, 2007

                                   (Unaudited)

                                                                                                   Period from
                                                                                                November 29, 2004
                                                                                               (date of bankruptcy
                               Six months       Six months       Three months    Three months      settlement)
                                 ended             ended             ended           ended           through
                             June 30, 2007     June 30, 2006     June 30, 2007   June 30, 2006    June 30, 2007
                             -------------     -------------     -------------   -------------    -------------



Revenues                       $    --          $    --          $    --          $    --          $    --
                               ---------        ---------        ---------        ---------        ---------

Operating expenses
   Reorganization costs             --                463             --                463            2,248
   General and
      administrative costs         7,134             --              2,860             --             19,044
                               ---------        ---------        ---------        ---------        ---------

Loss from operations              (7,134)            (463)          (2,860)            (463)         (21,292)

Provision for income taxes          --               --               --               --               --
                               ---------        ---------        ---------        ---------        ---------

Net loss                          (7,134)            (463)          (2,860)            (463)         (21,292)

Other comprehensive
   income                           --               --               --               --               --
                               ---------        ---------        ---------        ---------        ---------

Comprehensive loss             $  (7,134)       $    (463)       $  (2,860)       $    (463)       $ (21,292)
                               =========        =========        =========        =========        =========

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted               $   (0.01)             nil        $   (0.01)             nil        $   (0.04)
                               =========        =========        =========        =========        =========


Weighted-average number
   of shares of common stock
   outstanding - basic and
   fully diluted                 500,440          500,440          500,440          500,440          500,440
                               =========        =========        =========        =========        =========






       The financial information presented herein has been prepared by management without audit by independent certified public accountants.
 The accompanying notes are an integral part of these financial statements.



                                  BTHC X, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                       Six months ended June 30, 2007 and
                 2006 and Period from November 29, 2004 (date of
                  bankruptcy settlement) through June 30, 2007

                                   (Unaudited)

                                                                                    Period from
                                                                                 November 29, 2004
                                               Six months        Six months     (date of bankruptcy
                                                  ended             ended       settlement) through
                                              June 30, 2007     June 30, 2006      June 30, 2007
                                              -------------     -------------      -------------


Cash Flows from Operating Activities
   Net loss for the period                     $ (7,134)         $   (463)         $(21,292)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --                --                --
                                               --------          --------          --------

   Net cash used in operating activities         (7,134)             --             (21,292)
                                               --------          --------          --------


Cash Flows from Investing Activities               --                --                --
                                               --------          --------          --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --                 463             1,000
   Cash advanced by stockholder                   7,134              --              20,292
                                               --------          --------          --------

   Net cash provided by financing activities      7,134              --              21,292
                                               --------          --------          --------

Increase in Cash                                   --                --                --

Cash at beginning of period                        --                --                --
                                               --------          --------          --------

Cash at end of period                          $   --            $   --            $   --
                                               ========          ========          ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --            $   --            $   --
                                               ========          ========          ========
     Income taxes paid during the period       $   --            $   --            $   --
                                               ========          ========          ========






       The financial information presented herein has been prepared by management without audit by independent certified public accountants.
 The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2007, respectively, are as follows:

                                                                Period from
                                                             November 29, 2004
                   Six months             Six months        (date of bankruptcy
                      ended                  ended          settlement) through
                  June 30, 2007          June 30, 2006         June 30, 2007
                  -------------          -------------         -------------
       Federal:
  Current           $  --                   $  --                   $  --
  Deferred             --                      --                      --
                    -------                 -------                 -------
                       --                      --                      --
                    -------                 -------                 -------
State:
  Current              --                      --                      --
  Deferred             --                      --                      --
                    -------                 -------                 -------
                       --                      --                      --
                    -------                 -------                 -------

  Total             $  --                   $  --                   $  --
                    =======                 =======                 =======

As  of  June  30,  2007,  the  Company  has  an  aggregate  net  operating  loss carryforward  of  approximately  $21,200 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2007, respectively, are as follows:

                                                                                                      Period from
                                                                                                   November 29, 2004
                                                                Six months        Six months      (date of bankruptcy
                                                                   ended             ended        settlement) through
                                                               June 30, 2007     June 30, 2006       June 30, 2007
                                                               -------------     -------------       -------------

Statutory rate applied to income before income taxes             $(2,425)          $  (150)             $(7,240)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --                --                   --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                            2,425               150                7,240
                                                                 -------           -------              -------

Income tax expense                                               $  --             $  --                $  --
                                                                 =======           =======              =======



                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Income Taxes - Continued

The Company's only temporary differences as of June 30, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


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

(2)  Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended June 30, 2007 and 2006 were related to the 2005 reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $(0.01) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $(20,200) and $500, respectively.

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

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                                                    BTHC X, Inc.


Dated: July 25, 2007                                       /s/ Timothy P. Halter
       -------------                                       ---------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director