Form 10QSB
period 2007-09-30
BTHC X INC
filed 2007-10-25
CIK 1375685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2007

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 25, 2007: 500,440
                                          -------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X

                                  BTHC X, Inc.

              Form 10-QSB for the Quarter ended September 30, 2007

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


Part I
Item 1 - Financial Statements


                                  BTHC X, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2007 and 2006

                                   (Unaudited)

                                                            September 30,  September 30,
                                                               2007           2006
                                                              -------        -------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $  --          $  --
   Due from bankruptcy trust                                     --             --
                                                              -------        -------

     Total Assets                                             $  --          $  --
                                                              =======        =======



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable - trade                                   $  --          $  --
Advances from controlling shareholder                           7,498          7,498

     Total Liabilities                                          7,498          7,498
                                                              -------        -------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                                 --             --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,440 shares issued and outstanding                        500            500
   Additional paid-in capital                                     500            500
   Deficit accumulated during the development stage            (8,498)        (8,498)
                                                              -------        -------

     Total Stockholders' Deficit                               (7,498)        (7,498)
                                                              -------        -------

     Total Liabilities and Stockholders' Deficit              $  --          $  --
                                                              =======        =======




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Statements of Operations and
                    Comprehensive Loss Nine and Three months
                      ended September 30, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through September 30, 2007

                                   (Unaudited)

                                                                                              Period from
                                                                                            November 29, 2004
                          Nine months      Nine months     Three months     Three months   (date of bankruptcy
                             ended            ended            ended           ended       settlement) through
                         September 30,    September 30,    September 30,    September 30,    September 30,
                             2007             2006             2007             2006             2007
                          ---------        ---------        ---------        ---------        ---------


Revenues                  $    --          $    --          $    --          $    --          $    --
                          ---------        ---------        ---------        ---------        ---------

Operating expenses
   Reorganization costs        --              2,248             --              1,785            2,248
   General and
     administrative
     expenses                 8,204            6,250            1,070            6,250           20,114
                          ---------        ---------        ---------        ---------        ---------

Income from
   operations                (8,204)          (8,498)          (1,070)          (8,035)         (22,362)

Provision for
   income taxes                --               --               --               --               --
                          ---------        ---------        ---------        ---------        ---------

Net loss                     (8,204)          (8,498)          (1,070)          (8,035)         (22,362)

Other
   comprehensive
   income                      --               --               --               --               --
                          ---------        ---------        ---------        ---------        ---------

Comprehensive loss        $  (8,204)       $  (8,498)       $  (1,070)       $  (8,035)       $ (22,362)
                          =========        =========        =========        =========        =========


Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted      $   (0.02)       $   (0.02)             nil        $   (0.02)       $   (0.04)
                          =========        =========        =========        =========        =========

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


                                  BTHC X, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                Nine months ended September 30, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through September 30, 2007

                                   (Unaudited)

                                                                                 Period from
                                                                              November 29, 2004
                                              Nine months      Nine months   (date of bankruptcy
                                                ended             ended      settlement) through
                                             September 30,     September 30,    September 30,
                                                2007              2006             2007
                                               --------         --------         --------

Cash Flows from Operating Activities
   Net loss for the period                     $ (8,204)        $ (8,498)        $(22,362)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --               --               --
                                               --------         --------         --------

   Net cash used in operating activities         (8,204)          (8,498)         (22,362)
                                               --------         --------         --------


Cash Flows from Investing Activities               --               --               --
                                               --------         --------         --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --              1,000            1,000
   Cash advanced by stockholder                   8,204            7,498           21,362
                                               --------         --------         --------

   Net cash provided by financing activities      8,204            8,498           22,362
                                               --------         --------         --------

Increase in Cash                                   --               --               --

Cash at beginning of period                        --               --               --
                                               --------         --------         --------

Cash at end of period                          $   --           $   --           $   --
                                               ========         ========         ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --           $   --           $   --
                                               ========         ========         ========
     Income taxes paid during the period       $   --           $   --           $   --
                                               ========         ========         ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           September 30, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



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

     At September 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2007, respectively, are as follows:

                                                               Period from
                                                            November 29, 2004
                         Nine months        Nine  months   (date of bankruptcy
                            ended             ended        settlement) through
                        September 30,      September 30,      September 30,
                            2007              2006                2007
                           -------           -------             -------
       Federal:
         Current           $ --              $ --                $ --
         Deferred            --                --                  --
                           -------           -------             -------
                             --                --                  --
                           -------           -------             -------
       State:
         Current             --                --                  --
         Deferred            --                --                  --
                           -------           -------             -------
                             --                --                  --
                           -------           -------             -------

         Total             $ --              $ --                $ --
                           =======           ========            =======

As of  September  30,  2007,  the Company had an aggregate  net  operating  loss carryforward  of  approximately  $22,000 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The  Company's  income  tax  expense  for each of the nine month  periods  ended
September 30, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2007, respectively, are as follows:

                                                                                            Period from
                                                                                         November 29, 2004
                                                      Nine months        Nine  months   (date of bankruptcy
                                                         ended             ended        settlement) through
                                                     September 30,      September 30,      September 30,
                                                         2007              2006                2007
                                                        -------           -------             -------

Statutory rate applied to income before income taxes   $(2,800)          $(2,900)             $(7,600)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --                --                   --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                  2,800             2,900                7,600
                                                       -------           -------              -------

Income tax expense                                     $  --             $  --                $  --
                                                       =======           =======              =======

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Income Taxes - Continued

The Company's only temporary differences as of September 30, 2007 and 2006 relate to the Company's net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


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

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc., the Company's then-controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,440 shares of the Company's "new" common stock to all unsecured creditors and the then-controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.






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

(2)  Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2007 and 2006 were nominal, relating only to the reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, filing a Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934, and maintaining the corporate entity.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine and three month periods ended September 30, 2007 and 2006 were $(0.02), $(0.02), $-0- and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $(21,300) and $(7,500), respectively.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                                                    BTHC X, Inc.

Dated: October 25, 2007                            /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director