Form 10KSB
period 2007-12-31
BTHC X INC
filed 2008-02-25
CIK 1375685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

     For the fiscal year ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]


The issuer's revenues for the fiscal year ended December 31, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 25, 2008 was approximately $-0-, based on no trading activity and/or posted quotations.

As of February 25, 2008, there were 175,198 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                                  BTHC X, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                               3
Item 2   Description of Property                                               9
Item 3   Legal Proceedings                                                     9
Item 4   Submission of Matters to a Vote of Security Holders                   9

Part II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
           and Small Business Issuer Purchasers of Equity Securities          10
Item 6   Management's Discussion and Analysis or Plan of Operation            11
Item 7   Financial Statements                                                F-1
Item 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          14
Item 8A    Controls and Procedures                                            15

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               15
Item 10    Executive Compensation                                             18
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 18
Item 12    Certain Relationships and Related Transactions                     19
Item 13    Exhibits                                                           19
Item 14    Principal Accountant Fees and Services                             19

Signatures                                                                    33

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

As further consideration for the issuance of the 350,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate. HFG is responsible for the payment of our operating expenses and HFG will provide us for no cost with consulting services, including assisting us
with   formulating   the  structure  of  any  proposed  merger  or  acquisition.
Additionally, HFG is responsible for paying our expenses incurred in consummating a merger or acquisition.

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

Timothy P. Halter is the sole officer, director and stockholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI. Mr. Halter currently serves as our president and sole director.

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock. This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding Common Stock in lieu of a special meeting. As a result of the reverse split, the Company now has 175,198 shares of Common Stock outstanding. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

We have no capital and must depend on HFI to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Timothy P. Halter, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including HFI, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

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

We do not foresee that we will enter into a merger or acquisition transaction with any business with which HFI or Timothy P. Halter is currently affiliated.

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

                                     PART II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

The Company's securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5). The Company's trading symbol is BTXI. As of the date of this report, there have been no known trades of the Company's securities.

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

Holders

As of December 31, 2007, there were a total of 175,198 shares of our common stock outstanding, held by approximately 581 stockholders of record.

Common Stock

Our authorized capital stock consists of 40,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

Restricted Securities

We currently do not have any outstanding restricted securities as defined in Rule 144. We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

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

(3)  Results of Operations

The Company had no revenue for either of the years ended December 31, 2007 or 2006, respectively.

General and administrative expenses for each of the years ended December 31, 2007 and 2006 were approximately $92,00 and $14,000, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of the September 2006 Form 10-SB and other periodic reports pursuant to the Securities Exchange Act of 1934, as required. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended December 31, 2007 and 2006 were $(0.02) and $(0.03) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line with the Calendar 2007 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company's expenses will increase significantly.

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

Management

     The Company is a blank check or shell corporation, and currently has no full-time employees. Timothy P. Halter is the Company's sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Halter. Mr. Halter, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Halter and the potential demands of the Company's activities. See Item 7, "Certain Relationships and Related Transactions - Conflicts of Interest."

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

(5)  Liquidity and Capital Resources

At December 31, 2007 and 2006, respectively, the Company had working capital of approximately $(22,400) and $(13,000), respectively.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

              Name             Age           Position Held and Tenure
              ----             ---           ------------------------

         Timothy P. Halter     41       President, Chief Executive Officer
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

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is the sole officer and director of Marketing Acquisition Corp. and Nevstar Corporation, both Nevada corporations; BTHC VIII, Inc., BTHC X, Inc., BTHC XIV, Inc., and BTHC XV, Inc., each a Delaware corporation. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other that the payment by BTHC XIV, Inc., of expenses incurred or paid by a director, officer or controlling person of BTHC XIV, Inc., in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2007, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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



                (Remainder of this page left blank intentionally)


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

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                                 Nonqualified
Name and                                                          Non-Equity       Deferred
Principal                                     Stock    Option   Incentive Plan   Compensation  All Other
Position        Year     Salary($) Bonus($)   Awards   Awards    Compensation      Earnings   Compensation   Total
                                               ($)      ($)          ($)             ($)          ($)         ($)
Timothy P.      2007      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Halter,         2006      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Principal       2005      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
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

                                          Shares Beneficially Owned (1)
Name and address (2)                 Number of Shares         Percentage (3)
----------------                     ----------------         ----------

Timothy P. Halter (4) (5)                 122,378                 70.0%
Halter Financial Investments, LP (6)      122,378                 70.0%
Olga Guerra (7)                           16,282                   9.3%

Directors and officers as a group         122,378                 70.0%
     (1 person)

(1) On February 25, 2008, there were 175,198 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2) Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3) In determining the percent of voting stock owned by a person on December 31, 2007 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 175,198 shares of common stock outstanding on December 31, 2007, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4) Mr. Halter is our president and director. He also is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P. Mr. Halter's address is 12890 Hilltop Road, Argyle, TX 76226.
(5) Mr. Halter is deemed to beneficially own the Plan Shares owned by Halter Financial Investments, L.P.

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

(*) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-52237) on September 22, 2006.


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                        Year ended     Year ended
                                       December 31,   December 31,
                                          2007           2006
                                         ------         ------

1.            Audit fees                 $4,826         $  715
2.            Audit-related fees            --             --
3.            Tax fees                      585            450
4.            All other fees                --             --
                                         ------         ------

                   Totals                $5,411         $1,165
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





                (Remainder of this page left blank intentionally)





                    (Financial statements start on next page)

                                  BTHC X, Inc.
                          (a development stage company)

                                    Contents


                                                                            Page
                                                                            ----

Report of Registered Independent Certified Public Accounting Firm            F-2

Financial Statements

   Balance Sheets
     as of December 31, 2007 and 2006                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2007 and 2006 and
     for the period from November 29, 2004 (date of bankruptcy settlement)
       through December 31, 2007                                             F-4

   Statements of Changes in Stockholders' Equity
     for the period from November 29, 2004 (date of bankruptcy settlement)
       through December 31, 2007                                             F-5

   Statements of Cash Flows
     for the years ended December 31, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement)
       through December 31, 2007                                             F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc. (a Delaware corporation and a development stage company) as of December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2007, respectively. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for each of the years ended December 31, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2007, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



                                                      S.W. HATFIELD, CPA
Dallas, Texas
February 8, 2008

                                  BTHC X, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2007 and 2006


                                                     December 31,  December 31,
                                                        2007          2006
                                                      --------      --------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                           $   --        $   --
   Due from controlling stockholder                       --            --
                                                      --------      --------

     Total Assets                                     $   --        $   --
                                                      ========      ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities
   Accounts payable - trade                           $   --        $   --
   Due to controlling stockholder                       22,396        13,158
                                                      --------      --------

     Total Liabilities                                  22,396        13,158
                                                      --------      --------


Commitments and Contingencies


Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                          --            --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     175,198 shares issued and outstanding                 175           175
   Additional paid-in capital                              825           825
   Deficit accumulated during the development stage    (23,396)      (14,158)
                                                      --------      --------

     Total Stockholders' Equity (Deficit)              (22,396)      (13,158)
                                                      --------      --------

     Total Liabilities and
       Stockholders' Equity (Deficit)                 $   --        $   --
                                                      ========      ========



   The accompanying notes are an integral part of these financial statements.


                                  BTHC X, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                   Years ended December 31, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through December 31, 2007


                                                                     Period from
                                                                  November 29, 2004
                                                                 (date of bankruptcy
                                     Year ended      Year ended  settlement) through
                                     December 31,    December 31,    December 31,
                                        2007            2006            2007
                                      ---------       ---------       ---------


Revenues                              $    --         $    --         $    --
                                      ---------       ---------       ---------

Operating expenses
   Reorganization costs                    --             2,248           2,248
   Professional fees                      6,378          11,250          17,628
   General and administrative costs       2,860             660           3,520
                                      ---------       ---------       ---------

Income from operations                   (9,238)        (14,158)        (23,396)

Provision for income taxes                 --              --              --
                                      ---------       ---------       ---------

Net loss                                 (9,238)        (14,158)        (23,396)

Other comprehensive income                 --              --              --
                                      ---------       ---------       ---------

Comprehensive loss                    $  (9,238)      $ (14,158)      $ (23,396)
                                      =========       =========       =========

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic
   and fully diluted                  $   (0.02)      $   (0.03)      $   (0.05)
                                      =========       =========       =========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted              500,440         500,440         500,440
                                      =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                      Statement of Changes in Stockholders'
             Equity (Deficit) Period from November 29, 2004 (date of
                bankruptcy settlement) through December 31, 2007



                                                                               Deficit
                                                                             accumulated
                                               Common Stock      Additional   during the
                                               ------------        paid-in   development
                                            Shares      Amount     capital     stage       Total
                                           --------    --------    --------   --------    --------

Stock issued through bankruptcy
   settlement on November 29, 2004          500,440    $    500    $    500   $   --      $  1,000
Effect of 1 for 2.86 reverse stock split
   on December 31, 2007                    (325,242)       (325)        325       --          --
                                           --------    --------    --------   --------    --------

                                            175,198         175         825       --         1,000

Net loss for the period                        --          --          --         --          --
                                           --------    --------    --------   --------    --------


Balances at December 31, 2004               175,198         175         825       --         1,000

Net loss for the year                          --          --          --         --          --
                                           --------    --------    --------   --------    --------


Balances at December 31, 2005               175,198         175         825       --         1,000

Net loss for the year                          --          --          --      (14,158)    (14,158)
                                           --------    --------    --------   --------    --------

Balances at December 31, 2006               175,198         175         825    (14,158)    (13,158)

Net loss for the year                          --          --          --       (9,238)     (9,238)
                                           --------    --------    --------   --------    --------

Balances at December 31, 2007               175,198    $    175    $    825   $(23,396)   $(22,396)
                                           ========    ========    ========   ========    ========




   The accompanying notes are an integral part of these financial statements.


                                  BTHC X, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                     Years ended December 31, 2007 and 2006
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through December 31, 2007


                                                                             Period from
                                                                           November 29, 2004
                                                                          (date of bankruptcy
                                            Year ended       Year ended   settlement) through
                                           December 31,     December 31,     December 31,
                                              2007             2006             2007
                                            --------         --------         --------

Cash Flows from Operating Activities
   Net loss for the period                  $ (9,238)        $(14,158)        $(23,396)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
     Increase in accounts payable-trade         --               --               --
                                            --------         --------         --------

Net cash used in operating activities         (9,238)         (14,158)         (23,396)
                                            --------         --------         --------


Cash Flows from Investing Activities            --               --               --
                                            --------         --------         --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust            --              1,000            1,000
   Cash advanced by majority stockholder       9,238           13,158           22,396
                                            --------         --------         --------

Net cash provided by financing activities      9,238           14,158           23,396
                                            --------         --------         --------

Increase in Cash                                --               --               --

Cash at beginning of period                     --               --               --
                                            --------         --------         --------

Cash at end of period                       $   --           $   --           $   --
                                            ========         ========         ========


Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period        $   --           $   --           $   --
                                            ========         ========         ========
     Income taxes paid during the period    $   --           $   --           $   --
                                            ========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           December 31, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     As of December 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



Note G - Income Taxes

The  components  of income tax  (benefit)  expense  for each of the years  ended
December 31, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2007, respectively, are as follows:

                                                         Period from
                                                      November 29, 2004
                                                     (date of bankruptcy
                    Year ended        Year ended     settlement) through
                    December 31,      December 31,      December 31,
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
                     =======           =======           =======

As of December 31, 2007,  the Company had an  approximate  $23,400 net operating loss  carryforward to offset future taxable income.  The amount and availability of any net operating loss  carryforwards  will be subject to the limitations set forth in the  Internal  Revenue  Code.  Such  factors  as the  number  of shares ultimately  issued  within a three year  look-back  period;  whether  there is a deemed more than 50 percent  change in control;  the  applicable  long-term  tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the years ended December 31, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2007, respectively, are as follows:

                                                                              Period from
                                                                           November 29, 2004
                                                                          (date of bankruptcy
                                           Year ended       Year ended    settlement) through
                                           December 31,     December 31,     December 31,
                                              2007             2006             2007
                                            -------          -------          -------

Statutory rate applied to
   income before income taxes               $(3,100)         $(4,800)         $(7,900)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                        --               --               --
     Other, including reserve for
       deferred tax asset and application
       of net operating loss carryforward     3,100            4,800            7,900
                                            -------          -------          -------

Income tax expense                          $  --            $  --            $  --
                                            =======          =======          =======


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



Note H - Capital Stock Transactions

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock. This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding Common Stock in lieu of a special meeting. As a result of the reverse split, the Company now has 175,198 shares of Common Stock outstanding. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,440 pre-reverse split shares of the Company's "new" common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.




                (Remainder of this page left blank intentionally)



                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                                    BTHC X, Inc.

Dated: February 25, 2008                           /s/ Timothy P. Halter
       -----------------                   -------------------------------------
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

Dated: February 25, 2008                           /s/ Timothy P. Halter
       -----------------                   -------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director