Form 10-Q
period 2008-06-30
BTHC X INC
filed 2008-07-24
CIK 1375685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
   X      Quarterly Report under Section 13 or 15(d) of the Securities  Exchange
  ---     Act of 1934

            For the quarterly period ended June 30, 2008

  --- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer                  Accelerated filer
                                    ------                                 -----
       Non-accelerated filer                    Smaller reporting company    X
                                    ------                                 -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
   YES  X     NO
       ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2008: 175,198
                                             -----------------------

Transitional Small Business Disclosure Format (check one):    YES       NO  X
                                                                  ---      ---

                                  BTHC X, Inc.

                  Form 10-Q for the Quarter ended June 30, 2008

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis or Plan of Operation        12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk       14

  Item 4 - Controls and Procedures                                          14

Part II - Other Information

  Item 1 - Legal Proceedings                                                15

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds      15

  Item 3 - Defaults Upon Senior Securities                                  15

  Item 4 - Submission of Matters to a Vote of Security Holders              15

  Item 5 - Other Information                                                15

  Item 6 - Exhibits                                                         15

Signatures                                                                  15

Part I
Item 1 - Financial Statements

                                  BTHC X, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2008 and 2007

                                   (Unaudited)

                                                         June 30,      June 30,
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
                                                         ========      ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current Liabilities
   Accounts payable - trade                              $   --        $   --
   Advances from controlling stockholder                   21,080         3,517
                                                         --------      --------

     Total Liabilities                                     21,080         3,517
                                                         --------      --------


Commitments and Contingencies



Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                               --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     175,198 shares issued and outstanding                    175           175
   Additional paid-in capital                                 825           825
   Deficit accumulated during the development stage       (22,080)       (4,517)
                                                         --------      --------

     Total Stockholders' Deficit                          (21,080)       (3,517)
                                                         --------      --------

     Total Liabilities and Stockholders' Deficit         $   --        $   --
                                                         ========      ========






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                       Six and Three months ended June 30,
              2008 and 2007 and Period from November 29, 2004 (date
                 of bankruptcy settlement) through June 30, 2008

                                   (Unaudited)


                                                                                                   Period from
                                                                                                November 29, 2004
                                                                                               (date of bankruptcy
                             Six months       Six months       Three months     Three months        settlement)
                               ended             ended             ended            ended            through
                           June 30, 2008     June 30, 2007     June 30, 2008    June 30, 2007     June 30, 2008
                           -------------     -------------     -------------    -------------     -------------


Revenues                   $        --        $       --       $        --      $        --       $        --
                           -------------     -------------     -------------    -------------     -------------

Operating expenses
   Reorganization costs             --                 --                --              --               2,308
   General and
      administrative costs         3,815               959             1,405           2,860             19,772
                           -------------     -------------     -------------    -------------     -------------

Loss from operations              (3,815)             (959)           (1,405)         (2,860)           (22,080)

Provision for income taxes         --                 --                --              --                 --
                           -------------     -------------     -------------    -------------     -------------

Net loss                         (3,815)              (959)          (1,405)          (2,860)           (22,080)

Other comprehensive
   income                          --                 --                --              --                 --
                           -------------     -------------     -------------    -------------     -------------

Comprehensive loss         $      (3,815)    $        (959)    $      (1,405)   $      (2,860)    $     (22,080)
                           =============     =============     =============    =============     =============

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted           $       (0.02)    $       (0.01)    $       (0.01)   $       (0.02)    $       (0.13)
                           =============     =============     =============    =============     =============


Weighted-average number
   of shares of common stock
   outstanding - basic and
   fully diluted                 175,198           175,198           175,198          175,198           175,198
                           =============     =============     =============    =============     =============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                  BTHC X, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                       Six months ended June 30, 2008 and
                 2007 and Period from November 29, 2004 (date of
                  bankruptcy settlement) through June 30, 2008

                                   (Unaudited)


                                                                                  Period from
                                                                                November 29, 2004
                                             Six months        Six months      (date of bankruptcy
                                               ended             ended         settlement) through
                                           June 30, 2008     June 30, 2007        June 30, 2008
                                             ---------         ---------           -----------

Cash Flows from Operating Activities
   Net loss for the period                   $  (6,409)        $  (7,134)          $   (29,805)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                         --                --                    --
                                             ---------         ---------           -----------

   Net cash used in operating activities        (6,409)           (7,134)              (29,805)
                                             ---------         ---------           -----------


Cash Flows from Investing Activities              --                --                    --
                                             ---------         ---------           -----------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust              --                --                   1,000
   Cash advanced by stockholder                  6,409             7,134                28,805
                                             ---------         ---------           -----------

   Net cash provided by financing activities     6,409             7,134                29,805
                                             ---------         ---------           -----------

Increase in Cash                                  --                --                    --

Cash at beginning of period                       --                --                    --
                                             ---------         ---------           -----------

Cash at end of period                        $    --           $     --            $      --
                                             ==========        ==========          ===========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period         $    --           $     --            $      --
                                             ==========        ==========          ===========
     Income taxes paid during the period     $    --           $     --            $      --
                                             ==========        ==========          ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC X, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             June 30, 2008 and 2007



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



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

                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2008 and 2007 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2008, respectively, are as follows:



                                                                  Period from
                                                               November 29, 2004
                            Six months        Six months      date of bankruptcy
                               ended             ended       settlement) through
                           June 30, 2008     June 30, 2007       June 30, 2008
                           -------------     -------------       -------------
       Federal:
         Current           $        --       $        --         $        --
         Deferred                   --                --                  --
                           -------------     -------------       -------------
                                    --                --                  --
                           -------------     -------------       -------------
       State:
         Current                    --                --                  --
         Deferred                   --                --                  --
                           -------------     -------------       -------------
                                    --                --                  --
                           -------------     -------------       -------------

         Total             $        --       $        --         $        --
                           =============     =============       =============

As  of  June  30,  2008,  the  Company  has  an  aggregate  net  operating  loss carryforward  of  approximately  $29,800 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2008 and 2007 and the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2008, differs from the statutory rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                November 29, 2004
                                                             Six months        Six months      (date of bankruptcy
                                                                ended             ended        settlement) through
                                                            June 30, 2008     June 30, 2007       June 30, 2008
                                                            -------------     -------------       -------------

Statutory rate applied to income before income taxes        $      (2,200)    $      (2,425)      $     (10,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --                --                  --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                             2,200             2,425              10,000
                                                            -------------     -------------       -------------

Income tax expense                                          $        --       $        --         $        --
                                                            =============     =============       =============


                                  BTHC X, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note G - Income Taxes - Continued

The Company's only temporary differences as of June 30, 2008 and 2007 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2008 and 2007, respectively, is nominal and not material to the accompanying financial statements.


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

(2)  Plan of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2008 or 2007, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2008 and 2007, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six and three month periods ended June 30, 2008 and 2007 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, the Company had working capital of approximately $(28,800) and $(20,300), respectively.

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

(4)  Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.


Item 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None



Item 3 - Defaults upon Senior Securities

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

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    BTHC X, Inc.


Dated: July 21, 2008                               /s/ Timothy P. Halter
       -------------                       -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director