Form 10KSB/A
period 2007-12-31
BTHC X INC
filed 2008-08-27
CIK 1375685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

         As of August 25, 2008, 175,198 shares of the registrant's $.001 par value common stock were outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $0.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2. Yes [X] No [ ]

                                TABLE OF CONTENTS
                                -----------------





                                                                            Page
                                                                            ----




EXPLANATORY NOTE...............................................................1


PART II


CONTROLS AND PROCEDURES........................................................1


PART IV


EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................................3


SIGNATURES.....................................................................4


INDEX TO EXHIBITS..........................................................IOE-1

                                EXPLANATORY NOTE


         This Amendment Form 10-KSB/A (the "Amendment") amends the Annual Report on Form 10-KSB (the "Original Annual Report") for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 25, 2008 and subsequently amended on August 13, 2008. We are filing this second amendment in response to an additional comment letter received from the SEC in connection with its review of our Original Annual Report (the "Comment Letter"). We have modified Part II Item 8A(T), "Controls and Procedures," in this Amendment in response to the Comment Letter to revise management's annual report on internal control over financial reporting as set forth in the first amendment to the Original Annual Report to state our internal control over financial reporting was not effective as a result of our management's failure to provide its report in the Original Annual Report. In addition, we are also including current Exhibits 31.1 and 31.2, the certifications of our Chief Executive Officer and Chief Financial Officer required by Regulation S-K Item 601(31)(i) as of the date of this Amendment.

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


                                     PART II


ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective as a result of our failure to timely file Management's Annual Report on Internal Control over Financial Reporting. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective as a result of our failure to timely file this report on internal control over financial reporting.

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

                                     PART IV

                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES


Exhibit
Number            Description of Exhibit
-------     --------------------------------------------------------------------

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

--------------------------------------------------------------------------------

*Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant has duly caused this Report to be signed on August 27, 2008 on its behalf by the undersigned, thereto duly authorized.

                       BTHC X, INC.


                       By:  /s/ Timothy P. Halter
                           -----------------------------------------------------
                            Timothy Halter, Chairman, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Sole Director





         In accordance with the Exchange Act , this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2008.




                       By:  /s/ Timothy P. Halter
                           -----------------------------------------------------
                            Timothy Halter, Chairman, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Sole Director

                                INDEX OF EXHIBITS




Exhibit
Number            Description of Exhibit
-------     --------------------------------------------------------------------

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