Form 10-Q
period 2009-03-31
BTHC X INC
filed 2009-04-22
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

 ☒     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2009

☐     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ______________ to _____________

Commission File Number: 0-52237

BTHC X, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-5456047
(State of incorporation)		(IRS Employer ID Number)

174 FM 1830, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's tele phone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   April 21, 2009: 175,198

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.

Form 10-Q for the Quarter ended March 31, 2009

Part I

Item 1 - Financial Statements

BTHC X, Inc.

(a development stage company)

Balance Sheets

March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--

Total current assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	40,422	37,767

Total Liabilities	40,422	37,767

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
175,198 shares issued and outstanding	175	175
Additional paid-in capital	825	825
Deficit accumulated during the development stage	(41,422)	(38,767)

Total Stockholders' Deficit	(40,422)	(37,767)

Total Liabilities and Stockholders’ Deficit	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Three months ended March 31, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009

(Unaudited)

				Period from
				November 29, 2004
		Three months	Three months	(date of bankruptcy
		ended	ended	settlement) through
		March 31,	March 31,	March 31,
		2009	2008	2009

Revenues	$	---	$--	$--

Operating expenses
Reorganization costs		--	--	2,248
Professional fees		2,145	2,679	29,684
General and administrative expenses		510	2,325	6,835

Income from operations		(2,655)	(5,004)	(38,767)

Provision for income taxes		--	--	--

Net loss		(2,655)	(5,004)	(38,767)

Other comprehensive income		--	--	--

Comprehensive loss		$(2,655)	$(5,004)	$(38,767)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic and fully diluted		$(0.02)	$(0.03)	$(0.22)

Weighted-average number of shares
of common stock outstanding - basic and fully diluted		175,168	175,168	175,168

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Cash Flows

Three months ended March 31, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(2,655)	$(5,004)	$(41,422)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(2,655)	(5,004)	(41,422)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	2,655	5,004	40,422

Net cash provided by financing activities	2,655	5,004	41,422

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements

March 31, 2009

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

March 31, 2009

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and management has established the Company’s year-end to be as of December 31.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in this filing. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2009.

Note D - Going Concern Uncertainty

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company located in Asia which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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

March 31, 2009

Note D - Going Concern Uncertainty - Continued

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

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.

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

2.     Organization and Formation costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

3.     Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). The Company does not anticipate any examinations of returns to be filed in future periods.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes - continued

As of March 31, 2009, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2009, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009, respectively, are as follows:

Period from
November 29, 2004
	Three Months	Three Months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March31,
	2009	2008	2009
Federal:
Current	$ --	$ --	$ --
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$ --	$ --	$ --

As of March 31, 2009, the Company has a net operating loss carryforward(s) of approximately $41,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			November 29, 2004
	Three Months	Three Months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(900)	$(1,700)	$(14,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	900	1,700	14,000

Income tax expense	$--	$--	$--

The Company’s only temporary difference as of March 31, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2009 and December 31, 2008, respectively, is nominal and not material to the accompanying financial statements.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note I - Capital Stock Transactions

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

(2)    Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2009 and 2008 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009.

General and administrative expenses for the respective three month periods ended March 31, 2009 and 2008 were approximately $2,655 and $5,000. These expenditures were directly related to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2009 and 2008 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2009, respectively, were $(0.02), $(0.03) and $(0.22), based on the weighted-average shares issued and outstanding at the end of each respective period.

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At March 31, 2009 and December 31, 2008, the Company had working capital of approximately $(40,000) and $(38,000), respectively.

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

(3)     Plan of Business

General

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

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

(3)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(4)     Liquidity and Capital Resources

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

(5)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: April 22, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director