Form 10-Q
period 2009-06-30
BTHC X INC
filed 2009-07-23
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

 ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended June 30, 2009

 ☐      Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ______________ to _____________

Commission File Number: 0-52237

BTHC X, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-5456047
(State of incorporation)		(IRS Employer ID Number)

5521 Riviera Drive, Coral Gables, FL 33146
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     July 22, 2009: 1,751,980

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

BTHC X, Inc.
(a development stage company)

Balance Sheets
June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$1,500	$--

Total current assets	1,500	--

Other Assets
Goodwill	4,500	--

Total other assets	4,500	--

Total Assets	$6,000	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	63,999	37,767

Total Liabilities	63,999	37,767

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
1,751,980 and 175,198 shares
issued and outstanding, respectively	1,752	175
Additional paid-in capital	3,748	825
Deficit accumulated during the development stage	(63,499)	(38,767)

Total Stockholders' Deficit	(57,9999)	(37,767)

Total Liabilities and Stockholders’ Deficit	$1,500	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.
(a development stage company)

Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2009 and 2008 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009

(Unaudited)

					Period from
					November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Operating expenses
Reorganization costs	--	--	--	--	2,248
Professional fees	23,045	3,654	20,900	975	52,728
General and
administrative expenses	1,687	2,755	1,177	430	8,523

Total operating expenses	24,732	6,409	22,077	1,405	63,499

Income from operations	(24,732)	(6,409)	(22,077)	(1,405)	(63,499)

Provision for income taxes	--	--	--	--	--

Net loss	(24,732)	(6,409)	(22,077)	(1,405)	(63,499)

Other comprehensive income	--	--	--	--	--

Comprehensive loss	$(24,732)	$(6,409)	$(22,077)	$(1,405)	$(63,499)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	1,751,980	1,751,980	1,751,980	1,751,980	1,751,980

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.
(a development stage company)

Statements of Cash Flows
Six months ended June 30, 2009 and 2008 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009

(Unaudited)

			Period from
			November 29, 2004
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(24,732)	$(6,409)	$(63,499)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(24,732)	(6,409)	(63,499)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	26,232	6,409	63,999

Net cash provided by financing activities	26,232	6,409	64,999

Increase in Cash	1,500	--	1,500

Cash at beginning of period	--	--	--

Cash at end of period	$1,500	$--	$1,500

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2009 and 2008

Note A - Background and Description of Business

BTHC X, Inc. (Company) was formed on June 30, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC X, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004. The effective date of the merger of BTHC X, Inc. and BTHC X, LLC was August 16, 2006.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock are currently issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

In accordance with the confirmed plan of reorganization and as a result of the share exchange transaction with SAV, the Company’s current business plan is to locate and combine with an existing, privately-held Latin America-based company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with the Company. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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
June 30, 2009 and 2008

Note B - Bankruptcy Action - Continued

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
June 30, 2009 and 2008

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

The Company’s business plan is to seek an acquisition or merger with a private operating company located in Latin America which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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
June 30, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

2.	Organization and Formation costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

3.	Income taxes

 The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). The Company does not anticipate any examinations of returns filed since 2006 or to be filed in future periods.

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2009 and December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2009, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of June 30, 2009, December 31, 2008 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)

Notes to Financial Statements - Continued
June 30, 2009 and 2008

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

Note G - Acquisition of Sur-America Ventures, Inc.

On May 21, 2009, the Company entered into the Share Exchange Agreement with SAV and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the shareholders of SAV transferred 100% of the issued and outstanding shares of capital stock of SAV in exchange for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

The Company’s business plan is to continue to seek and identify a privately-held Latin America-based operating company desiring to become a publicly held company with access to United States capital markets by combining with the Company through a reverse merger or acquisition transaction; however, through this acquisition, the Company intends to focus its efforts on entities located in Latin America.

The goodwill of approximately $4,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan. It is anticipated that goodwill may not be deductible for Federal and State income taxes.

The following table summarizes the consideration paid for SAV and the amounts of the assets acquired and liabilities assumed recognized at the May 21, 2009 acquisition date.

Equity interest (1,576,782 shares of common stock)	$6,000

Fair value of total consideration transferred	$6,000

Acquisition-related costs (included in professional
fees in the accompanying financial statements
for the three months ended March 31, 2009)	$20,000

Recognized amounts of identifiable assets acquired
and liabilities assumed
Cash	$1,500

Total net identifiable assets	1,500
Goodwill	4,500

$6,000

The fair value of the 1,576,782 shares given in consideration for the acquisition of SAV was determined using approximately the average of the transaction value of the shares of the Company issued at the date of the bankruptcy settlement ($1,000) using both the initial number of shares (500,000) and the post-reverse split number of shares outstanding (175,198). There were no contingent consideration arrangements and no contingent liabilities assumed by the Company. SAV had no operations prior to the acquisition.

BTHC X, Inc.
(a development stage company)

Notes to Financial Statements - Continued
June 30, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six and three month periods ended June 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009, respectively, are as follows:

Period from
November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Federal
Current	$--	$--	$--	$--	$--
Deferred	--	--	--	--	--
	--	--	--	--	--

State
Current	--	--	--	--	--
Deferred	--	--	--	--	--
	--	--	--	--	--

Total	$--	$--	$--	$--	$--

As of June 30, 2009, the Company has a net operating loss carryforward(s) of approximately $63,500 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Six months	Six months	settlement) through
	June 30,	June 30,	June 30,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(8,400)	$(2,200)	$(21,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	8,400	2,200	21,600

Income tax expense	$--	$--	$--

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)

Notes to Financial Statements - Continued
June 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference as of June 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of June 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$21,600	$13,200
Less valuation allowance	(21,600)	(13,200)

Net Deferred Tax Asset	$--	$--

During the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $8,400 and $5,200.

Note I - Capital Stock Transactions

Pursuant to the First Amended Joint Plan of Reorganization proposed by the Debtors and affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division on November 29, 2004, the Company “will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor. The Plan Shares shall all be of the same class.” As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to the Company’s then-controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock. This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding Common Stock in lieu of a special meeting. As a result of the reverse split, the Company then had 175,198 shares of Common Stock outstanding. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On February 12, 2009, the Company entered into a Share Exchange Agreement with SAV and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock are currently issued and outstanding.

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

(2) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2009 and 2008 or for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009.

General and administrative expenses for the respective six month periods ended June 30, 2009 and 2008 were approximately $24,700 and $6,400. These expenditures were directly related to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, of the 2009 expenses, approximately $20,000 were incremental expenses incurred in the acquisition of Sur-America Ventures, Inc. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2009 and 2008 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009, respectively, were $(0.01), $(0.00) and $(0.04), based on the weighted-average shares issued and outstanding at the end of each respective period.

On May 21, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with Sino- America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the shareholders of SAV transferred 100% of the issued and outstanding shares of capital stock of SAV in exchange for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

In accordance with the confirmed plan of reorganization and as a result of the share exchange transaction with SAV, our current business plan is to locate and combine with an existing, privately-held Latin America-based company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The fair value of the 1,576,782 shares given in consideration for the acquisition of SAV was determined using approximately the average of the transaction value of the shares of the Company issued at the date of the bankruptcy settlement ($1,000) using both the initial number of shares (500,000) and the post-reverse split number of shares outstanding (175,198). There were no contingent consideration arrangements and no contingent liabilities assumed by the Company. SAV had no operations prior to the acquisition.

The goodwill of approximately $4,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan. It is anticipated that goodwill may not be deductible for Federal and State income taxes.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At June 30, 2009 and December 31, 2008, the Company had working capital of approximately $(62,500) and $(28,800), respectively.

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

(3)     Plan of Business

General

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company located in Latin America which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: July 23, 2009	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer,
Chief Financial Officer and Sole Director