Form 10-Q
period 2009-09-30
BTHC X INC
filed 2009-11-16
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

  ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2009

  ☐      Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from ______________ to _____________

Commission File Number: 0-52237

BTHC X, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-5456047
(State of incorporation)		(IRS Employer ID Number)

2 ARGYROKASTROU STREET
VOULA 16673, ATHENS, GREECE
(Address of principal executive offices)

+30 210 8943047
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:    November 13, 2009: 5,839,933

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.

Form 10-Q for the Quarter ended September 30, 2009

Part I

Item 1 - Financial Statements

BTHC X, Inc.

(a development stage company)

Balance Sheets

September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$1,500	$--

Total current assets	1,500	--

Other Assets
Goodwill	4,500	--

Total other assets	4,500	--

Total Assets	$6,000	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	65,480	37,767

Total Liabilities	65,480	37,767

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
1,751,980 and 175,198 shares
issued and outstanding, respectively	1,752	175
Additional paid-in capital	3,748	825
Deficit accumulated during the development stage	(64,980)	(38,767)

Total Stockholders' Deficit	(59,480)	(37,767)

Total Liabilities and Stockholders’ Deficit	$6,000	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2009 and 2008 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009

(Unaudited)

					Period from
					November 29, 2004
	Nine months	Nine months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Operating expenses
Reorganization costs	--	--	--	--	2,248
Professional fees	24,045	11,105	1,000	7,452	53,728
General and administrative expenses	2,168	3,146	481	390	9,004

Total operating expenses	26,213	14,251	1,481	7,842	64,980

Loss from operations	(26,213)	(14,251)	(1,481)	(7,842)	(64,980)

Provision for income taxes	--	--	--	--	--

Net loss	(26,213)	(14,251)	(1,481)	(7,842)	(64,980)

Other comprehensive income	--	--	--	--	--

Comprehensive loss	$(26,213)	$(14,251)	$(1,481)	$(7,842)	$(64,980)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.04)

Weighted-average number of
shares of common stock
outstanding - basic and fully
diluted	1,751,980	1,751,980	1,751,980	1,751,980	1,751,980

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009

(Unaudited)

			Period from
			November 29, 2004
	Nine months	Nine months	(date of bankruptcy
	ended	ended	settlement) through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(26,213)	$(14,251)	$(64,980)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(26,213)	(14,251)	(64,980)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	27,713	14,251	65,480

Net cash provided by financing activities	27,713	14,251	66,480

Increase in Cash	1,500	--	1,500

Cash at beginning of period	--	--	--

Cash at end of period	$1,500	$--	$1,500

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements

September 30, 2009 and 2008

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

September 30, 2009 and 2008

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

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the requirements of the Reorganizations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of November 29, 2004, by virtue of the confirmed Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and management has established the Company’s year-end to be as of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system ofinternal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in this filing. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

September 30, 2009 and 2008

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

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.   However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources availableto support the Company.

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

September 30, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

2.           Organization and Formation costs

The Company has adopted the provisions required by the Start-up Activities Topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and organization of the Company werecharged to operations as incurred.

3.           Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). The Company does not anticipate any examinations of returns filed since 2006 or to be filed in future periods.

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2009 and December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

As of September 30, 2009, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forward available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of theCompany.

4.           Earnings (Loss) per share

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

As of September 30, 2009, December 31, 2008 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.           Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

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

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine and three month periods ended September 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009, respectively, are as follows:

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

As of  September 30, 2009, the Company has a net operating loss carry forward of approximately $65,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward.

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Nine months	Nine months	settlement) through
	September 30,	September 30,	September 30,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(8,900)	$(4,800)	$(22,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	8,900	4,800	22,000

Income tax expense	$--	$--	$--

(Remainder of this page left blank intentionally)

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference as of September 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$22,000	$13,200
Less valuation allowance	(22,000)	(13,200)

Net Deferred Tax Asset	$--	$--

During the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $8,800 and $5,200.

Note I - Capital Stock Transactions

Pursuant to the First Amended Joint Plan of Reorganization proposed by the Debtors and affirmed by the U. S.Bankruptcy Court - Northern District of Texas - Dallas Division on November 29, 2004, the Company “will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor. The Plan Shares shall all be of the same class.” As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to the Company’s then-controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement with SAV and all of the shareholders of  SAV.  Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock are currently issued and outstanding.

On September 18, 2009, the Company entered into a Securities Purchase Agreement (the “SPA”), with Magellan Alpha Investments Corp., a Marshall Islands corporation (the “Purchaser”) and Pierre Galoppi, the Company’s sole director and officer (“Seller”). Pursuant to the SPA, the Purchaser will purchase from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock. Additionally, concurrent with the execution of the SPA, the Purchaser subscribed to purchase an additional 4,087,953 newly issued shares of our common stock pursuant to a Subscription Agreement (the “SA”), for $60,000 cash. After closing of both the SPA and SA, the Purchaser will own an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock will be issued and outstanding. The transactions contemplated by the SPA and the SA closed on October 9, 2009. Copies of both the SPA and the SA are included as Exhibits to a Current Report on Form8-K as filed by the Company on or about September 21, 2009, which is incorporated by reference.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions, if any; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations

The Company had no revenue for either of the nine and three month periods ended September 30, 2009 and 2008 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009.

Total operating expenses for the respective nine month periods ended September 30, 2009 and 2008 were approximately $26,000 and $14,000. These expenditures were directly related to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, of the 2009 expenses, approximately $20,000 were incremental expenses incurred in the acquisition of Sur-America Ventures, Inc. The Company may or may not experience increases in expenses in future periods as the Company explores various options and plans for its future. However, at this time, the Company has settled on any such options or plans. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Loss per share for the respective nine month periods ended September 30, 2009 and 2008 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009, respectively, were $(0.01), $(0.01) and $(0.04), based on the weighted-average shares issued and outstanding at the end of each respective period.

On May 21, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the shareholders of SAV transferred 100% of the issued and outstanding shares of capital stock of SAV in exchange for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

On September 18, 2009, the Company entered into a Securities Purchase Agreement (the “SPA”), with Magellan Alpha Investments Corp., a Marshall Islands corporation (the “Purchaser”) and Pierre Galoppi, the Company’s sole director and officer (“Seller”). Pursuant to the SPA, the Purchaser will purchase from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock. Additionally, concurrent with the execution of the SPA, the Purchaser subscribed to purchase an additional 4,087,953 newly issued shares of our common stock pursuant to a Subscription Agreement (the “SA”), for $60,000 cash. After closing of both the SPA and SA, the Purchaser will own an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock will be issued and outstanding. The transactions contemplated by the SPA and the SA closed on October 9, 2009.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At September 30, 2009 and December 31, 2008, the Company had working capital of approximately $(64,000) and $(37,800), respectively.

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

(3)     Plan of Business

General

We are currently considering alternative business plans, including but not limited to locating and combining with an existing company located in the Far East in any industry, or combining with a company in the transportation sector located anywhere in the world, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a transaction with an operating entity.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination, it may not be able to satisfy such liabilities as are incurred.

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

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover its expenses.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“ US GAAP”).  US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: November 13, 2009	/s/George Syllantavos
George Syllantavos
President, Chief
Executive Officer,
and Sole Director