Form 10-K
period 2009-12-31
BTHC X INC
filed 2010-03-30
CIK 1375685

     UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
       Washington, DC 20549
     Form 10-K

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ______________ to _____________

     Commission File Number:000-52237
     BTHC X, Inc.
       (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5456047
(State of Incorporation)	(I. R. S. Employer ID Number)

    2 Argyrokastrou Street, Voula 16673, Athens, Greece
       (Address of Principal Executive Offices)
     +30 210 899 2896
       (Registrant’s Telephone Number)
174 FM 1830, Argyle, Texas 76226
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
    Yes [ ]          No [ X ]

 Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]          No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
      Yes  [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes  [ ]  No [ ]

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 25, 2010, as reported on the OTC Bulletin Board, was approximately $0.

 As of March 25, 2010, there were 5,839,933 shares of Common Stock issued and outstanding.

     BTHC X, Inc.
     Index to Contents
               Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	6
Item 1B	Uncleared Staff Comments
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	15
Item 9A	Controls and Procedures	15

Part III

Item 10	Directors, Executive Officers and Corporate Governance	16
Item 11	Executive Compensation	18
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	19
Item 13	Certain Relationships and Related Transactions, and Director Independence	20
Item 14	Principal Accountant Fees and Services	20

Part IV

Item 15	Exhibits and Financial Statement Schedules	20

Signatures		34

     Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	removal of our securities from OTC Bulletin Board quotation system, or the ability to have our securities quoted on OTC Bulletin Board or listed on another exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our being deemed an investment company;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	environmental, obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

BTHC X, Inc. was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC X, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 2 Argyrokastrou Street, Voula 16673, Athens, Greece, and our telephone number is +30 210 899 2896 .

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

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock. This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding Common Stock in lieu of a special meeting. Following the reverse split, the Company had 175,198 shares of Common Stock outstanding. The effect of this action has been reflected in the accompanying financial statements.

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”)], ,and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

 On September 18, 2009 the Company entered into a Securities Purchase Agreement (the “SPA”) with Magellan Alpha Investments, Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then sole director and officer (“Seller”). Pursuant to the SPA and upon its consummation, Magellan purchased from the Seller an aggregate of 1,576,782 shares of our issued and outstanding common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately prior to the consummation of the SPA.  Following consummation of the SPA, Pierre Galoppi resigned as our sole director and officer.

In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA. As a result of these transactions, 5,839,933 shares of our common stock are issued and outstanding. Magellan owns an aggregate of 5,664,735 shares, or 97% of the issued and outstanding common stock of the Company.

George Syllantavos, our President, Secretary and Treasurer and sole director, is the President and majority shareholder of Magellan.

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

HFG exercised the option, and as provided in the Plan, 70% of our then outstanding common stock, or 350,000 shares , were issued to HFG, in satisfaction of HFG's administrative claims. The remaining 30% of our then outstanding common stock, or 150,440 shares, were issued to 581 holders of administrative and tax claims and unsecured debt. The 500,440 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

As further consideration for the issuance of the 350,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate. HFG was responsible (until the consummation of our initial business  combination) for the payment of our operating expenses and HFG was to provide us for no cost with consulting services, including assisting us with formulating the structure of any proposed merger or acquisition. Additionally, HFG was responsible for paying our expenses incurred in consummating a merger or acquisition.

Effective August 16, 2006, HFG transferred its 350,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

We were subject to the jurisdiction of the bankruptcy court until our consummation of a merger or acquisition. Pursuant to the confirmation order, if we did not consummate a business combination prior to June 20, 2009, the Plan Shares would be deemed canceled, and the discharge and injunction provisions of the confirmation order, as they pertain to us, would have been deemed dissolved without further order of the bankruptcy court. If we were to timely consummate a merger or acquisition, we would have met the requirements of the Plan and the discharge and injunction provisions granted to us under the confirmation order would continue to be effective.  We believe that the transactions contemplated by the May 21, 2009 Share Exchange Agreement with SAV met the requirements of the Plan and further that the discharge and injunction provisions granted to us under the confirmation order will continue to be effective.

Business Plan

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

We have no capital and must depend on Magellan to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as oppo sed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

George Syllantavos, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including Magellan, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

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

We do not foresee that we will enter into a merger or acquisition transaction with any business with which Magellan or George Syllantavos is currently affiliated.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than Magellan our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of George Syllantavos, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•	Potential for future earnings and appreciation of value of securities;

•	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;

•	Historical results of operation;

•	Liquidity and availability of capital resources;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	Amount of debt and contingent liabilities; and

•	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, George Syllantavos, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our Business Will Have No Revenues Unless and Until We Execute a Business Combination Transaction With an Operating Company or Business.

We are a development stage shell company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully execute a business combination transaction with an operating company or business.

We Have a Very Limited Operating History and Only Minimal Assets.

To date, we have a very limited operating history, and no significant assets or financial resources.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company.  No  assurance  can be given that we will  be able  to  develop  our  business  through  mergers  or acquisitions.

We Need to Obtain Financing in Order to Continue Our Operations and to Consummate a Business Combination.

On a  prospective  basis,  we will require both  short-term  financing  for operations and to consummate a business  combination, and  long-term  capital to fund our growth following a business combination.  We have no existing bank lines of credit and have not established any definitive sources for additional financing.  Based on our current operating plan, we have enough cash to meet our anticipated cash requirements for approximately 12 months. We will likely require additional funds if we want to fully implement our business plan and take advantage of evolving market conditions.  Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product  development or marketing programs.  Our  inability  to take  advantage of  opportunities  in the industry because  of  capital  constraints  may have a  material  adverse  effect  on our business and our prospects.

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

Business Combination May Not Generate Profits or Increase Market Price of Our Shares

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

If We Make Any Acquisitions Before or After Our Business Combination, They May Disrupt or Have a Negative Impact on Our Business.

If we make acquisitions before or after our business combination, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our future business. Regardless of whether we are successful in making further acquisitions, the negotiations could disrupt our then ongoing business, distract our management and any employees and increase our expenses.  In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following (most of which we may encounter in connection with our business combination):

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulties in complying with regulations in other countries that relate to our businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

•	potential expenses under the labor, environmental and other laws of other countries.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified.  These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.  Further, the commencement of business in other countries may be subject to significant risks in areas which we are not able to prepare for in advance.

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

We are Dependent Upon Our Management and We Need to Engage Additional Skilled Personnel.

Our success depends in large part on the skills and efforts of our only officer, our president, secretary and treasurer, George Syllantavos. The loss of the services of Mr. Syllantavos could have a material adverse effect on the development and success of our business. Mr. Syllantavos does not have an employment agreement requiring him to devote any minimum amount of time to our business.  Consequently, Mr. Syllantavos will determine what is necessary for the performance of his duties.  We have not obtained key man insurance on the life of Mr. Syllantavos.  Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel after our business combination. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, almost all of which have significantly greater financial and other resources than we. We may experience increased costs in order to retain and attract skilled employees.  Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

Conflicts of Interest

The Company’s sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company’s principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholder may consider its own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

We are a development state company with no operating history, and our business plan is to consummate a business combination. Our continuation as a going concern is dependent upon developing or acquiring profitable operations and raising additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2009 and 2008, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a substantial dilution to our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  If we should fail to continue as a going concern, you may lose the value of your investment in our securities.

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

Additional Risks-Doing Business in a Foreign Country

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

Risks Concerning our Securities.

Our common stock has a limited trading market.

While our common stock is currently quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol BTXI.OB, no trading market has developed and we do not have a significant public float.  In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Preferred Stock may limit financing and business combination opportunities.

Our ability to issue 10,000,000 shares preferred stock (none of which are currently outstanding) may limit our ability to obtain debt or equity financing as well as impede our potential takeover, which takeover may be in the best interest of shareholders. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Also, depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our existing stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officer and director; and

•	may adversely affect prevailing market prices for our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures,  our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this Form 10-K, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Reporting requirements may delay or preclude acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2008 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2010.  During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities  regulations  laws  promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions may prohibit the secondary trading of our common stock.  Investors should consider the secondary market for our securities to be a limited one.

Regulation of Penny Stocks

The Commission has adopted a number of rules to regulate penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the common stock of the Company may constitute a “penny stock” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the OTC Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

Item 1B—Uncleared Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at     2 Argyrokastrou Street, Voula 16673, Athens, Greece. The Company’s telephone number there is +30 210 899 2896. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company and its properties are not a party or subject to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

(Reserved)

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

Holders

As of each of December 31, 2009 and March 25, 2010, there were a total of 5,839,933 shares of our common stock outstanding, held by approximately 590 stockholders of record, and no shares of preferred stock outstanding.

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

Provisions Having A Possible Anti-Takeover Effect

Our Certificate of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our Board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our Board has the authority, without further action by our stockholders, to issue up to 10 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Preferred Stock

Pursuant to our Certificate of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Restricted Securities

We currently have 5,839,933 shares of common stock outstanding.  Of these, 5,664,735 shares of our common stock are restricted securities as defined in Rule 144. Accordingly, 175,198 shares of our common stock are freely tradable without restriction or further registration under the Securities Act, except for any shares purchased by one of our affiliates within the meaning of Rule 144 under the Securities Act.  We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Rule 144

The SEC has recently adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of shares of our common stock then outstanding; or

•	the average weekly trading volume of the shares of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also limited by manner of sale provisions, notice requirements and the availability of current public information about us.

Sales Under Rule 144 By Non-Affiliates

Under Rule 144, a person who is not deemed to have been one of our affiliates at the time of or at any time during the three months preceding a sale, and who has beneficially owned the restricted common stock proposed to be sold for at least 6 months, including the holding period of any prior owner other than an affiliate, is entitled to sell their common stock without complying with the manner of sale and volume limitation or notice provisions of Rule 144.  We must be current in our public reporting if the non-affiliate is seeking to sell under Rule 144 after holding his shares of common stock between 6 months and one year.  After one year, non-affiliates do not have to comply with any other Rule 144 requirements.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming they are not an affiliate of ours at that time.

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

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act and, therefore, file with the SEC an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to furnish annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plan

None

Repurchases of Equity Security

None

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)     Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	removal of our securities from OTC Bulletin Board quotation system, or the ability to have our securities quoted on OTC Bulletin Board or listed on another exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our being deemed an investment company;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	environmental, obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)     General

BTHC X, Inc. was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC X, LLC, a Texas limited liability company. Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition  We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 2 Argyrokastrou Street, Voula 16673, Athens, Greece, and our telephone number is +30 210 899 2896.

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

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock. This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding Common Stock in lieu of a special meeting. Following the reverse split, the Company had 175,198 shares of Common Stock outstanding. The effect of this action has been reflected in the accompanying financial statements.

On May 21, 2009, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

 On September 18, 2009 the Company entered into a Securities Purchase Agreement, (the “SPA”), with Magellan Alpha Investments, Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then sole director and officer (“Seller”). Pursuant to the SPA and upon its consummation, Magellan purchased from the Seller an aggregate of 1,576,782 shares of our issued and outstanding common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately prior to the consummation of the SPA.  Following consummation of the SPA, Pierre Galoppi resigned as our sole director and officer.

In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA. As a result of these transactions, 5,839,933 shares of our common stock are issued and outstanding. Magellan owns an aggregate of 5,664,735 shares, or 97% of the issued and outstanding common stock of the Company.

(3)     Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $(42,000) and $(15,000), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.02) and $(0.09) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

We are a shell company with nominal operations.  The Company does not expect to generate any revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins operations.

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

Management

The Company is a shell corporation, and currently has no full-time employees. George Syllantavos is the Company’s sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Syllantavos. Mr. Syllantavos, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Syllantavos and the potential demands of the Company’s activities.

The amount of time spent by Mr. Syllantavos on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Syllantavos will actually be required to spend to locate a suitable target company. Mr. Syllantavos estimates that the business plan of the Company can be implemented by devoting less than 8 hours per month but such figure cannot be stated with precision.

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

(5)     Liquidity and Capital Resources

At December 31, 2009 and 2008, respectively, the Company had working capital of approximately $(14,000) and $(37,800), respectively.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 29, 2010, the Board of Directors of the Company was notified by its registered independent certified public accounting firm, S. W.  Hatfield, CPA (SWHCPA) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, SWHCPA is unable to continue as the Company’s auditor and has resigned, effective immediately.

The Company’s Board of Directors has accepted the resignation of SWHCPA.

 No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going  concern.

 During the Company's two most recent fiscal years (ended December 31, 2009 and 2008) and from January 1, 2010 to the date of this Report, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  For the years ended December 31, 2009 and 2008, and from January 1, 2010 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

 The Company is in the process of securing a qualified replacement for SWHCPA.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer, (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
George Syllantavos	45	President, Secretary ,Treasurer and Director

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

The sole director and officer will devote his time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, but more than likely encompass less than eight (8) hours per month. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

George Syllantavos.  Mr. Syllantavos has been our president, secretary, treasurer and sole director since September, 2009.  Since November 2007, Mr. Syllantavos has served as Chief Financial Officer, Corporate Secretary and Director of Star Bulk Carriers Corp., a company listed on the Nasdaq Global Market (NASDAQ: SBLK) involved in owning and operating a fleet of eight (8) Supramax and four (4) Capesize dry-bulk vessels with a combined carrying capacity of 1.1 million dead weigh tons (dwt). Apart from his finance responsibilities, Mr. Syllanatvos is responsible for investor relations activities and the relationship with SBLK’s institutional shareholding base. From May 2005 till November 2007 he was Chief Financial Officer and Director of Star Maritime Acquisition Corp. a company listed on the American Stock Exchange (AMEX: SEA) that was set-up to acquire a business in the maritime industry; the eventual transaction consisted of the acquisition of the drybulk fleet of a major Taiwanese shipping company. Mr. Syllantavos was instrumental in the effort to raise $189 million from US institutional investors for SEA that led to its IPO and listing on the AMEX in December 2005.  From May 1999 till May 2005, he was President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategy development, asset management and fleet planning. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company's $1.6 billion listing on the New York Stock Exchange (NYSE: OTE). During his OTE tenure he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies, including the $680 million acquisition of RomTelecom the national fixed-line telecom operator in Romania. Before that, Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he advised on and assisted in the structuring of the equivalent of a US$700 million bond issuance for the payment of outstanding government debts to the equipment and pharmaceuticals suppliers of the Greek National Healthcare System. Mr. Syllantavos has served as an Investment Committee member to merchant banking firms as well as a transportation management consultant with a focus in the aviation sector. Mr. Syllantavos holds a B.Sc. in Industrial Engineering from Roosevelt University and an MBA in Operations Management, International Finance and Transportation Management from Northwestern University (Kellogg Graduate School of Business).

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

•	conducted himself in good faith

•
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Certificate of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefited us or our stockholders.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2009, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code Of Ethics

We have not adopted a code of ethics.  Though we do intend to adopt a Code of Ethics if we are successful in implementing our business plan, our management currently  believes  that,  due to the  fact  that we only  have  one  part-time employee such a  Code of Ethics is unnecessary at this time.

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

During the Past Five (5) Years:

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition or petitions under state insolvency laws been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

(5) No director, officer, or significant employee was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses)

Item 11 - Executive Compensation

The current management and oversight of the Company requires less than eight (8) hours per month. As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has not received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

The Company has no Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee and our entire board of directors, consisting of George Syllantavos, participates in deliberations of the compensation of the Company’s directors and officers.

Compensation Committee Report

George Syllantavos has reviewed the Compensation Discussion and Analysis required by Item 402(b), and based on such review determined that the Compensation Discussion and Analysis should not be included in the Company’s Annual Report on Form 10-K.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons known by us to hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Unless otherwise indicted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares Beneficially Owned (1)(2)
Name and address	Number of Shares	Percentage (3)

Magellan Alpha Investments, Corp. (4)	3,682,079	63.05%
George Syllantavos (4)	3,682,079	63.05%
Michael Rabinowitz (5)	354,046	6.06%
Clifford A. Teller (5)	354,046	6.06%
Lawrence C. Glassberg (5)	354,046	6.06%
Christopher J. Fiore (5)	354,046	6.06%
Edward Rose (5)	354,046	6.06%

Directors and officers as a group (1 person)	3,682,079	63.05%

         (1)    On March 25, 2010, there were 5,839,933 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

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

       (3)      In determining the percent of voting stock owned by a person on December 31, 2009 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 5,839,933 shares of common stock outstanding on December 31, 2009, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options

       (4)      Mr. Syllantavos is our president, secretary, treasurer and director. He also is the president of Magellan Alpha Investments, Corp. The address of each of Magellan and Mr. Syllantavos is 2 Argyrokastrou Street, Voula 16673, Athens, Greece.  Mr. Syllantavos has sole voting and dispositive power over Magellan Alpha Investments, Corp, and may be deemed to beneficially own the shares of common stock held by Magellan.

       (5)      The address for each of Messrs. Rabinowitz, Teller, Glassberg, Fiore and Rose is c/o Maxim Group, LLC, 405 Lexington Ave, New York, New York 10017.  Each of Messrs. Rabinowitz, Teller, Glassberg, Fiore and Rose directly own their shares.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

HFG participated in our Plan of Reorganization and the issuance to HFG of 350,000 pre-split shares of our common stock for satisfaction of certain administrative claims and for HFG's agreement to provide us with certain services in the past, as set forth in more detail elsewhere in this Annual Report on Form 10-K.

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”)], ,and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

On September 18, 2009 the Company entered into a Securities Purchase Agreement (the “SPA”) with Magellan Alpha Investments, Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then sole director and officer (“Seller”). Pursuant to the SPA and upon its consummation, Magellan purchased from the Seller an aggregate of 1,576,782 shares of our issued and outstanding common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately prior to the consummation of the SPA.  Following consummation of the SPA, Pierre Galoppi resigned as out sole director and officer.

In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA . As a result of these transactions, 5,839,933 shares of our common stock are issued and outstanding. Magellan owns an aggregate of 5,664,735 shares, or 97% of the issued and outstanding common stock of the Company.

On October 28, 2009, Magellan entered into a securities purchase agreement with certain of our existing stockholders, by which Messrs. Rabinowitz, Teller, Glassberg, Fiore, Rose, James Siegel and Timothy G. Murphy purchased an aggregate of 2,032,656 shares of our common stock from Magellan for an aggregate purchase price of $140,000.  Mr. Syllantavos has sole voting power over Magellan.  Each of Magellan, Messrs. Rabinowitz, Teller, Glassberg, Fiore, Rose, James Siegel and Timothy G. Murphy then entered into a shareholders agreement regarding their ownership in the Company.  Pursuant to this shareholder’s agreement, the parties thereto may cause our board of directors to consist of three members, two of which are to be designees of the collective shareholders, and one of which is to be selected by the minority shareholders.  The shareholders agreement also calls for Mr. Syllantavos to be the sole officer of the Company.

The Company currently maintains a mailing address at is 2 Argyrokastrou Street, Voula 16673, Athens, Greece. The Company’s telephone number there is +30 210 899 2896. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. These facilities are provided by Mr. Syllantavos to the Company free of charge.

Director Independence

The Company currently has one director, and is not required to have a majority of independent directors for such time as the Company’s securities continue to be quoted on the OTC Bulletin Board.  Following the consummation of its business combination, the Company will reconsider the composition of its board of directors, and take into consideration any applicable exchange listing requirements at such time.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$4,100	$3,950
2. Audit-related fees	--	--
3. Tax fees	200	200
4. All other fees	--	--

Totals	$4,300	$4,150

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

The Company has no formal audit committee. However, the Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

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

2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (*)
3.1	Agreement and Plan of Merger by and between BTHC X, Inc. and BTHC X, LLC, dated August 15, 2006. (*)
3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006. (*)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006. (*)
3.4	Certificate of Incorporation of BTHC X, Inc. (*)
3.5	Bylaws of BTHC X, Inc. (*)
4.1	Form of common stock certificate. (*)
10.1	Share Exchange Agreement between BTHC X Inc and Sur American Ventures dated May 19, 2009
10.2	Securities Purchase Agreement between Magellan Alpha Investments and Pierre Galoppi dated September 18, 2009
10.3	Subscription Agreement between Magellan Alpha Investments and BTHC X Inc. dated October 9, 2009
16.1	Letter from S.W. Hatfield, CPA
21.1	Subsidiaries of BTHC X, Inc.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*)     Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52237) on September 22, 2006.

     (Remainder of this page left blank intentionally)
     (Financial statements follow on next page)

BTHC X, Inc.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2009 and 2008 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2009	F-4

Statements of Changes in Stockholders' Equity
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2009	F-5

Statements of Cash Flows
for the years ended December 31, 2009 and 2008 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2009	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc. (a Delaware corporation and a development stage company) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008 and the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

S. W. HATFIELD, CPA
Dallas, Texas
March 23, 2010 (except for Note J
    as to which the date is March 29, 2010)

BTHC X, Inc.
(a development stage company)
Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash on hand and in bank	$61	$-
Due from controlling stockholder	-	-

Total Assets	$61	$-

Current Liabilities
Accounts payable - trade	$3,000	$-
Due to controlling stockholder	10,978	37,767

Total Liabilities	13,978	37,767

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 and 175,198 shares
issued and outstanding	5,840	175
Additional paid-in capital	65,140	825
Deficit accumulated during the development stage	(84,897)	(38,767)

Total Stockholders' Equity (Deficit)	(13,917)	(22,396)

Total Liabilities and
Stockholders’ Equity (Deficit)	$61	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2009 and 2008 and
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	36,045	12,056	65,728
General and administrative costs	5,585	2,860	12,421

Total operating expenses	41,630	15,371	80,397

Loss from operations	(41,630)	(15,371)	(80,397)

Other Expense
Abandonment of goodwill acquired in
Sur-America Ventures, Inc.	(4,500)	-	(4,500)

Loss before Provision for Income Taxes	(46,130)	(15,371)	(84,897)

Provision for income taxes	-	-	-

Net loss	(46,130)	(15,371)	(84,897)

Other comprehensive income	-	-	-

Comprehensive loss	$(46,130)	$(15,371)	$(84,897)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.02)	$(0.09)	$(0.14)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	2,307,654	175,198	594,114

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued through bankruptcy
settlement on November 29, 2004	500,440	$500	$500	$-	$1,000
Effect of 1 for 2.86 reverse stock split
on December 31, 2007	(325,242)	(325)	325	-	-

	175,198	175	825	-	1,000

Net loss for the period	-	-	-	-	-

Balances at December 31, 2004	175,198	175	825	-	1,000

Net loss for the year	-	-	-	-	-

Balances at December 31, 2005	175,198	175	825	-	1,000

Net loss for the year	-	-	-	(14,158)	(14,158)

Balances at December 31, 2006	175,198	175	825	(14,158)	(13,158)

Net loss for the year	-	-	-	(9,238)	(9,238)

Balances at December 31, 2007	175,198	175	825	(23,396)	(22,396)

Net loss for the year	-	-	-	(15,371)	(15,371)

Balances at December 31, 2008	175,198	175	825	(38,767)	(37,767)

Common stock issued in
Sur-America Ventures,
Inc. transaction	1,576,782	1,577	2,923	-	4,500

Common stock sold pursuant
to a Subscription Agreement	4,087,953	4,088	55,912	-	60,000

Capital contributed through
forgiveness of debt to former
controlling shareholder	-	-	5,480	-	5,480

Net loss for the year	-	-	-	(46,130)	(46,130)

Balances at December 31, 2009	5,839,933	$5,840	$65,140	$(84,897)	(13,917)

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2009 and 2008
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(46,130)	$(15,371)	$(84,897)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	4,500	-	4,500
Increase in accounts payable-trade	3,000	-	3,000

Net cash used in operating activities	(38,630)	(15,371)	(77,397)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	60,000	-	60,000
Cash provided by
former controlling shareholder	27,713	15,371	65,480
Cash repaid to
former controlling shareholder	(60,000)	-	(60,000)
Cash provided by
current controlling stockholder	10,978	-	10,978

Net cash provided by financing activities	38,691	15,371	77,458

Increase in Cash	61	-	61

Cash at beginning of period	-	-	-

Cash at end of period	$61	$-	$61

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$5,480	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note A - Background and Description of Business

BTHC X, Inc. (Company) was incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC X, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC X, Inc. and BTHC X, LLC was August 16, 2006.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in the Reorganization topic of the FASB Accounting Standards Codification.

On May 21, 2009, the Company entered into a Share Exchange Agreement (Share Exchange Agreement) with Sur-America Ventures, Inc., a Delaware corporation (SAV), and the sole shareholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then currently issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

On September 18, 2009, the Company entered into a Securities Purchase Agreement (SPA), with Magellan Alpha Investments Corp., a Marshall Islands corporation (Magellan) and Pierre Galoppi, the Company’s then-sole director and officer (Seller).  Pursuant to the SPA, Magellan purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, Magellan purchased an additional 4,087,953 newly issued shares of the Company’s common stock pursuant to a Subscription Agreement (SA), for $60,000 cash.  After closing of both the SPA and SA, Magellan owned an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.

The Company is currently considering alternative business plans, including but not limited to locating and combining with an existing company located in the Far East in any industry, or combining with a company in the transportation sector located anywhere in the world, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with the Company.  However, the Company does not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

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

All assets, liabilities and other claims against the Company and its affiliated entities were combined for the purpose of distribution of funds to creditors.  Each of the entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through November 29, 2004 (the effective date of the Plan of Reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

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

The cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of November 29, 2004, the confirmation date of the Plan.

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
December 31, 2009 and 2008

Note C - Preparation of Financial Statements - Continued

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s current and former majority stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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
December 31, 2009 and 2008

Note D - Going Concern Uncertainty - Continued

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
December 31, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2009 and 2008, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2009 and 2008, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.      Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

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

Note G - Acquisition of Sur-America Ventures, Inc.

On May 21, 2009, the Company entered into a Share Exchange Agreement (Share Exchange Agreement) with Sur-America Ventures, Inc., a Delaware corporation (SAV), and the sole shareholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then currently issued and outstanding.

The goodwill of approximately $4,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan.  It is anticipated that goodwill may not be deductible for Federal and State income taxes.  Concurrent with the October 9, 2009 closing of the change in control with Magellan, as previously discussed, the Company’s management changed the Company’s business plan as established through the SAV transaction and, accordingly, charged the $4,500 in goodwill to operations on that date.

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
December 31, 2009 and 2008

Note G - Acquisition of Sur-America Ventures, Inc.

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2009, after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $41,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note H - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively, are as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(23,100)	$(5,200)	$(36,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	23,100	5,200	36,200

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2009 and 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$14,000	$13,000
Less valuation allowance	(14,000)	(13,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2009 and 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,000 and $5,000.

Note I - Capital Stock Transactions
Pursuant to the First Amended Joint Plan of Reorganization proposed by the Debtors and affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division on November 29, 2004, the Company “will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan.  Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.  The Plan Shares shall all be of the same class.”  As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to the Company’s then-controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to an anticipated reverse merger or other acquisition transaction(s) described in the Plan.  The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note I - Capital Stock Transactions - Continued

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (Share Exchange Agreement) with Sur-America Ventures, Inc., a Delaware corporation (SAV), and the sole shareholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On September 18, 2009, the Company entered into a Securities Purchase Agreement (SPA), with Magellan Alpha Investments Corp., a Marshall Islands corporation (Purchaser) and Pierre Galoppi, the Company’s then-sole director and officer (Seller).  Pursuant to the SPA, the Purchaser purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, the Purchaser purchased an additional 4,087,953 newly issued shares of our common stock pursuant to a Subscription Agreement (SA), for $60,000 cash.  After closing of both the SPA and SA, the Purchaser owned  an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.  These transactions closed on October 9, 2009.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the newly issued shares and no underwriter was used in this transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 29, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BTHC X, Inc.

Dated: March 30, 2010	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.
BTHC X, Inc.

Dated: March 30, 2010	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director