Form 10-Q
period 2010-03-31
BTHC X INC
filed 2010-05-17
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

 ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     May 14, 2010: 5,839,933

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.
Form 10-Q for the Quarter ended March 31, 2010

Part I

BTHC X, Inc.
(a development stage company)

Contents

Page

Financial Statements

Balance Sheets
as of March 31, 2010 and December 31, 2009	F-2

Statements of Operations and Comprehensive Loss
for the three months ended March 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through March 31, 2010	F-3

Statements of Cash Flows
for the three months ended March 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through March 31, 2010	F-4

Notes to Financial Statements	F-5

BTHC X, Inc.
(a development stage company)
Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010 (unaudited)	2009 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$61	$61
Total Assets	$61	$61

Current Liabilities
Accounts payable - trade	$5,443	$3,000
Due to controlling stockholder	21,870	10,978

Total Liabilities	27,313	13,978

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(98,232)	(84,897)

Total Stockholders' Deficit	(27,252)	(13,917)

Total Liabilities and
Stockholders’ Deficit	$61	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010

			Period from
			November 29, 2004
			(date of bankruptcy
	Three months ended	Three months ended	settlement) through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	10,281	2,145	76,009
General and administrative costs	3,054	510	15,475

Total operating expenses	13,335	(2,655)	93,732

Loss from operations	(13,335)	(2,655)	(93,732)

Other Expense
Abandonment of goodwill acquired in
Sur-America Ventures, Inc.	-	-	(4,500)

Loss before Provision for Income Taxes	(13,335)	(2,655)	(98,232)

Provision for income taxes	-	-	-

Net loss	(13,335)	(2,655)	(98,232)

Other comprehensive income	-	-	-

Comprehensive loss	$(13,335)	$(2,655)	$(98,232)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.002)	$(0.02)	$(0.12)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	5,839,933	175,168	836,477

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2010 and 2009
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010

			Period from
			November 29, 2004
			(date of bankruptcy
	Three months ended	Three months ended	settlement) through
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows from Operating Activities
Net loss for the period	$(13,335)	$(2,655)	$(98,232)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	2,443	-	5,443

Net cash used in operating activities	(10,892)	(2,655)	(88,289)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	2,655	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	10,892	-	21,870

Net cash provided by financing activities	10,892	2,655	88,350

Increase in Cash	-	-	61

Cash at beginning of period	61	-	-

Cash at end of period	$61	$-	$61

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
March 31, 2010

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (Share Exchange Agreement) with Sur-America Ventures, Inc., a Delaware corporation (SAV), and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

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
March 31, 2010

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
March 31, 2010

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

The Company’s current and former majority stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should we fail to obtain financing, the Company has not identified any alternative sources of working capital to support the Company.

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
March 31, 2010

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

It is the intent of management and the majority stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or the majority stockholder to provide additional future funding.

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
March 31, 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

As of March 31, 2010 and December 31, 2009, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010

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

Note G - Acquisition of Sur-America Ventures, Inc.

On May 21, 2009, the Company entered into a Share Exchange Agreement (Share Exchange Agreement) with Sur-America Ventures, Inc., a Delaware corporation (SAV), and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

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
March 31, 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Three month ended	Three month ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-		-

Total	$-	$-	$-

As of March 31, 2010, after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $55,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010

Note H - Income Taxes - Continued

The Company's income tax expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010, respectively, is as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Three month ended	Three month ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(4,500)	$(900)	$(40,800)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	4,500	900	40,800

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$41,000	$36,000
Less valuation allowance	(41,000)	(36,000)

Net Deferred Tax Asset	$-	$-

As of March 31, 2010 and December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $5,000 and $23,000.

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
March 31, 2010

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (Share Exchange Agreement) with Sur-America Ventures, Inc., a Delaware corporation (SAV), and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 14, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions relating to our target business after consummation of a business combination, and the following:

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

These risks are not exhaustive.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations

The Company had no revenue for either of three month periods ended March 31, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010.

General and administrative expenses for the respective three month periods ended March 31, 2010 and 2009 were approximately $(13,335) and $(2,655) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective three month periods ended March 31, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010, respectively, were $(0.002), $(0.02) and $(0.12), based on the weighted-average shares issued and outstanding at the end of each respective period.

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholder of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

On May 28, 2009, the Company filed a certificate of compliance with reverse acquisition requirements, as required by the Plan for a discharge from bankruptcy.

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

George Syllantavos, our President, Secretary, Treasurer and sole director, is the President and majority shareholder of Magellan.

The Company does not expect to generate any revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $(27,000) and $(14,000), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should such persons fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

(3)     Plan of Business

General

We are currently considering alternative business plans, including,  but not limited to, locating and combining with an existing company located in the Far East in any industry, or combining with a company in the transportation sector located anywhere in the world, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

(4)     Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should such persons fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer, (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of March 31, 2010. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: May 14, 2010	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer,
and Certifying Officer