Form 10-Q
period 2010-06-30
BTHC X INC
filed 2010-08-06
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

 ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 6, 2010: 5,839,933

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.
Form 10-Q for the Quarter ended June 30, 2010

Part I

BTHC X, Inc.
(a development stage company)

Contents

Page

Financial Statements

Balance Sheets
as of June 30, 2010 and December 31, 2009	F-2

Statements of Operations and Comprehensive Loss
for the three months ended June 30, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through June 30, 2010	F-3

Statements of Cash Flows
for the three months ended June 30, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through June 30, 2010	F-4

Notes to Financial Statements	F-5 to F-13

BTHC X, Inc.
(a development stage company)
Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010 (unaudited)	2009 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$61	$61
Total Assets	$61	$61

Current Liabilities
Accounts payable - trade	$4,021	$3,000
Due to controlling stockholder	36,052	10,978

Total Liabilities	40,073	13,978

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(110,992)	(84,897)

Total Stockholders' Deficit	(40,012)	(13,917)

Total Liabilities and
Stockholders’ Deficit	$61	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended June 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010

					Period from
					November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,248
Professional fees	20,481	23,045	10,200	20,900	86,209
General and
administrative expenses	5,614	1,687	2,560	1,177	18,035

Total operating expenses	26,095	24,732	12,760	22,077	106,492

Loss from operations	(26,095)	(24,732)	(12,760)	(22,077)	(106,492)

Other Expense
Abandonment of goodwill acquired in
Sur-America Ventures Inc.	-	-	-	-	(4,500)

Loss before Provision for Income Taxes	(26,095)	(24,732)	(12,760)	(22,077)	(110,992)

Provision for income taxes	-	-	-	-	-

Net loss	(26,095)	(24,732)	(12,760)	(22,077)	(110,992)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(26,095)	$(24,732)	$(12,760)	$(22,077)	$(110,992)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.004)	$(0.01)	$(0.002)	$(0.01)	$(0.10)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	5,839,933	1,751,980	5,839,933	1,751,980	1,059,780

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2010 and 2009
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010

			Period from
			November 29, 2004
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(26,095)	$(24,732)	$(110,992)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	1,021	-	4,021

Net cash used in operating activities	(25,074)	(24,732)	(102,471)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	26,232	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	25,074	-	36,052

Net cash provided by financing activities	25,074	26,232	102,532

Increase in Cash	-	1,500	61

Cash at beginning of period	61	-	-

Cash at end of period	$61	$1,500	$61

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
June 30, 2010

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
June 30, 2010

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
June 30, 2010

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
June 30, 2010

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
June 30, 2010

Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2010 and December 31, 2009, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of June 30, 2010 and December 31, 2009, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.   Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010

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
June 30, 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six and three months ended June 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010, respectively, are as follows:

Period from
November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of June 30, 2010, after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $68,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010

Note H - Income Taxes - Continued

The Company's income tax expense for each of the six month periods ended June 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010, respectively, is as follows:

			Period from
			November 29, 2004
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(8,900)	$(8,400)	$(45,100)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	8,900	8400	45,100

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of June 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of June 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:
	June 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$45,000	$36,000
Less valuation allowance	(45,000)	(36,000)

Net Deferred Tax Asset	$-	$-

As of June 30, 2010 and December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $9,000 and $23,000.

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
June 30, 2010

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 6, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010.

General and administrative expenses for the respective six month periods ended June 30, 2010 and 2009 were approximately $(26,095) and $(6,400) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective six month periods ended June 30, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010, respectively, were $(0.004), $(0.01) and $(0.10), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2010 and December 31, 2009, the Company had working capital of approximately $(40,000) and $(14,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer, (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of June 30, 2010. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: August 6, 2010	/s/ George Syllantavos
George Syllantavos
President, Chief
Executive Officer,
and Certifying Officer