Form 10-Q
period 2010-09-30
BTHC X INC
filed 2010-11-03
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

 ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 3, 2010: 5,839,933

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.
Form 10-Q for the Quarter ended September 30, 2010

Part I

BTHC X, Inc.
(a development stage company)

Contents

Page

Financial Statements

Balance Sheets
as of September 30, 2010 and December 31, 2009	F-2

Statements of Operations and Comprehensive Loss
for the three months ended September 30, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through September 30, 2010	F-3

Statements of Cash Flows
for the three months ended September 30, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through September 30, 2010	F-4

Notes to Financial Statements	F-6

BTHC X, Inc.
(a development stage company)
Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010 (unaudited)	2009 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$61	$61
Total Assets	$61	$61

Current Liabilities
Accounts payable - trade	$5,762	$3,000
Due to controlling stockholder	46,955	10,978

Total Liabilities	52,717	13,978

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(123,636)	(84,897)

Total Stockholders' Deficit	(52,656)	(13,917)

Total Liabilities and
Stockholders’ Deficit	$61	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended September 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010

					Period from
					November 29, 2004
	Nine months	Nine months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,248
Professional fees	30,959	24,045	10,478	1,000	96,687
General and
administrative expenses	7,780	2,168	2,166	481	20,201

Total operating expenses	38,739	26,213	12,644	1,481	119,136

Loss from operations	(38,739)	(26,213)	(12,644)	(1,481)	(119,136)

Other Expense
Abandonment of goodwill acquired in
Sur-America Ventures Inc.	-	-	-	-	(4,500)

Loss before Provision for Income Taxes	(38,739)	(26,213)	(12,644)	(1,481)	(123,636)

Provision for income taxes	-	-	-	-	-

Net loss	(38,739)	(26,213)	(12,644)	(1,481)	(123,636)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(38,739)	$(26,213)	$(12,644)	$(1,481)	$(123,636)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.007)	$(0.01)	$(0.002)	$(0.00)	$(0.10)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	5,839,933	1,751,980	5,839,933	1,751,980	1,266,150

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2010 and 2009
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010

			Period from
			November 29, 2004
			(date of bankruptcy
	Nine months ended	Nine months ended	settlement) through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(38,739)	$(26,213)	$(123,636)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	2,762	-	5,762

Net cash used in operating activities	(35,977)	(26,213)	(113,374)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	27,713	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	35,977	-	46,955

Net cash provided by financing activities	35,977	27,713	113,435

Increase in Cash	-	1,500	61

Cash at beginning of period	61	-	-

Cash at end of period	$61	$1,500	$61

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
September 30, 2010

Note A - Background and Description of Business

BTHC X, Inc. (“Company”) was incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC X, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC X, Inc. and BTHC X, LLC was August 16, 2006.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

On September 18, 2009, the Company entered into a Securities Purchase Agreement (“SPA”), with Magellan Alpha Investments Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then-sole director and officer (“Seller”).  Pursuant to the SPA, Magellan purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, Magellan purchased an additional 4,087,953 newly issued shares of the Company’s common stock pursuant to a Subscription Agreement (“SA”), for $60,000 cash.  After closing of both the SPA and SA, Magellan then owned an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.  Magellan subsequently sold a portion of its shares to certain third parties in a private transaction.

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

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010

Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC X, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (“Bankruptcy Court”).  The Company’s bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae  New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of September 30, 2010 and December 31, 2009, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010

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

Note G - Acquisition of Sur-America Ventures, Inc.

On May 21, 2009, the Company entered into a Share Exchange Agreement with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

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
September 30, 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine and three months ended September 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, are as follows:

Period from
November 29, 2004
	Nine months	Nine months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2010, after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $80,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010

Note H - Income Taxes - Continued

The Company's income tax expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, is as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Nine month ended	Nine month ended	settlement) through
	September 30,	September 30,	September 30,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(13,100	$(8,900	$(49,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	13,100	8,900	49,400

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$49,400	$36,000
Less valuation allowance	(49,400)	(36,000)

Net Deferred Tax Asset	$-	$-

As of September 30, 2010 and December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $13,000 and $23,000.

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
September 30, 2010

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

On May 21, 2009, the Company entered into the Share Exchange Agreement with SAV, and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On September 18, 2009, the Company entered into the SPA, with Magellan Alpha Investments Corp., a Marshall Islands corporation (“Purchaser”) and Pierre Galoppi, the Company’s then-sole director and officer (“Seller”).  Pursuant to the SPA, the Purchaser purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, the Purchaser purchased an additional 4,087,953 newly issued shares of our common stock pursuant to the SA, for $60,000 cash.  Immediately after closing of both the SPA and SA, the Purchaser then owned  an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.  These transactions closed on October 9, 2009.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the newly issued shares and no underwriter was used in this transaction.  Purchaser subsequently sold a portion of its shares to certain third parties in a private transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 3, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010.

General and administrative expenses for the respective nine month periods ended September 30, 2010 and 2009 were approximately $(38,739) and $(26,213) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective nine month periods ended September 30, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, were $(0.007), $(0.01) and $(0.10), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

On September 18, 2009 the Company entered into a Securities Purchase Agreement (the “SPA”) with Magellan Alpha Investments, Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then sole director and officer (“Seller”). Pursuant to the SPA and upon its consummation, Magellan purchased from the Seller an aggregate of 1,576,782 shares of our issued and outstanding common stock that, in the aggregate, constituted 90% of our then issued and outstanding capital stock on a fully-diluted basis as of and immediately prior to the consummation of the SPA.  Following consummation of the SPA, Pierre Galoppi resigned as our sole director and officer.

 In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA. As a result of these transactions, 5,839,933 shares of our common stock are issued and outstanding. Immediately upon the closing of the SPA and SA, Magellan then owned an aggregate of 5,664,735 shares, or 97% of the issued and outstanding common stock of the Company.  Subsequently, Magellan sold an aggregate of 2,032,656 shares of common stock to certain third parties, thereby reducing Magellan’s ownership to 3,682,079 shares, or 63.05% of the issued and outstanding common stock of the Company.

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

At September 30, 2010 and December 31, 2009, the Company had working capital of approximately $(53,000) and $(14,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer, (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of September 30, 2010. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: November 3, 2010	/s/ George Syllantavos
George Syllantavos
President, Chief
Executive Officer,
and Certifying Officer