Form 10-K
period 2010-12-31
BTHC X INC
filed 2011-03-29
CIK 1375685

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
     +30 210 899 2896
       (Registrant’s Telephone Number)

     Securities registered pursuant to Section 12 (b) of the Act: None
      Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

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
     Yes  [ ]  No [ ]

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 29, 2011, as reported on the OTC Bulletin Board, was approximately $0.

 As of March 29, 2011, there were 5,839,933 shares of Common Stock issued and outstanding.

     BTHC X, Inc.
     Index to Contents
               Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	6
Item 1B	Uncleared Staff Comments	11
Item 2	Properties	11
Item 3	Legal Proceedings	11
Item 4	[Removed and Reserved]	119

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	12
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	19

Part III

Item 10	Directors, Executive Officers and Corporate Governance	20
Item 11	Executive Compensation	23
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	23
Item 13	Certain Relationships and Related Transactions, and Director Independence	24
Item 14	Principal Accountant Fees and Services	25

Part IV

Item 15	Exhibits and Financial Statement Schedules	26

Signatures		42

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

PART I

Item 1 - Business

General

BTHC X, Inc. (“we”, “us”, or the “Company”) was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC X, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 2 Argyrokastrou Street, Voula 16673, Athens, Greece, and our telephone number is +30 210 899 2896.

History

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC X, LLC (collectively “Ballantrae”), were organized for the purpose of operating nursing homes throughout the United States. Ballantrae did not own the nursing facilities. Instead, they operated the facilities pursuant to management agreements and/or real property leases with the owners of each of the respective facilities. Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs. Despite obtaining additional capital and divesting unprofitable nursing homes, by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), ,and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets through a reverse merger or acquisition transaction.

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

In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA. As a result of these transactions, 5,839,933 shares of our common stock were issued and outstanding and Magellan owned an aggregate of 5,664,735 shares, or 97% of the then issued and outstanding common stock of the Company.

George Syllantavos, our President, Secretary and Treasurer and sole director, is the President and majority shareholder of Magellan.

Plan of Reorganization

Halter Financial Group, Inc., or HFG, participated with Ballantrae and their creditors in structuring the Plan. As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including BTHC X, Inc.

HFG exercised the option, and as provided in the Plan, 70% of our then outstanding common stock, or 350,000 shares, were issued to HFG, in satisfaction of HFG's administrative claims. The remaining 30% of our then outstanding common stock, or 150,440 shares, were issued to 581 holders of administrative and tax claims and unsecured debt. The 500,440 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

As further consideration for the issuance of the 350,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate. HFG was responsible (until the consummation of the business  combination with SAV) for the payment of our operating expenses and HFG was to provide us for no cost with consulting services, including assisting us with formulating the structure of any proposed merger or acquisition. Additionally, HFG was responsible for paying our expenses incurred in consummating a merger or acquisition.

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

Business Plan

We are currently considering alternative business plans, including but not limited to locating and combining with an existing company located in the Far East, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.  Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

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

Employees

The Company currently has no full time employees and relies exclusively on its sole officer and director. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing

We are a development state company with no operating history, and our business plan is to consummate a business combination. Our continuation as a going concern is dependent upon developing or acquiring profitable operations and raising additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2010 and 2009, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

Our Business Will Have No Revenues Unless and Until We Execute a Business Combination Transaction With an Operating Company or Business

We are a development stage shell company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully execute a business combination transaction with an operating company or business.

We Have a Very Limited Operating History and Only Minimal Assets

To date, we have a very limited operating history, and no significant assets or financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company.  No  assurance  can be given that we will  be able  to  develop  our  business  through  mergers  or acquisitions.

We Need to Obtain Financing in Order to Continue Our Operations and to Consummate a Business Combination

On a  prospective  basis,  we will require both  short-term  financing  for operations and to consummate a business  combination, and  long-term  capital to fund our growth following a business combination.  We have no existing bank lines of credit and have not established any definitive sources for additional financing.  Based on our current operating plan, we do not have enough cash to meet our anticipated cash requirements for the next 12 months]. We will likely require additional funds if we want to fully implement our business plan and take advantage of evolving market conditions.  Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, our ultimate success will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. We have not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs.  Our  inability  to take  advantage of  opportunities  in the industry because  of  capital  constraints  may have a  material  adverse  effect  on our business and our prospects.

There Is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There can be no assurances that we will be able to negotiate a business combination on terms favorable to us.

A Business Combination May Not Generate Profits or Increase Market Price of Our Shares

There can be no assurances that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there can be no assurances that it will ever generate revenues or profits, or that the market price of our outstanding common stock will be increased thereby.

If We Make Any Acquisitions Before or After Our Business Combination, They May Disrupt or Have a Negative Impact on Our Business

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

Lack of Diversification

Because of the limited financial resources of the Company, it is unlikely that we will be able to diversify our acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We are Dependent upon our Management and we Need to Engage Additional Skilled Personnel

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

It is anticipated that the Company’s principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of our common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholder may consider its own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

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

Preferred Stock may limit financing and business combination opportunities

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this Form 10-K, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Reporting requirements may delay or preclude acquisition

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  During the course of our testing, we may identify deficiencies or material weaknesses which we may not be able to remediate immediately. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions may prohibit the secondary trading of our common stock.  Investors should consider the secondary market for our securities to be a limited one.

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

Item 4 – [Removed and Reserved]

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

Holders

As of March 29, 2011, there were a total of 5,839,933 shares of our common stock outstanding, held by approximately 590 stockholders of record, and no shares of preferred stock outstanding.

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

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

Rule 144

The SEC has adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities without volume limitations provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale and (iii) have met the four conditions set forth above for a former shell company to avail itself to Rule 144.  We must be current in our public reporting if the non-affiliate is seeking to sell under Rule 144 after holding his shares of common stock between 6 months and one year.  After one year, non-affiliates do not have to comply with any other Rule 144 requirements.

Sales Under Rule 144 by Affiliates

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

Sales under Rule 144 by affiliates are also limited by manner of sale provisions, notice requirements and the availability of current public information about us.

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

We are currently considering alternative business plans, including but not limited to locating and combining with an existing company located in the Far East, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.  Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC X, LLC (collectively Ballantrae), were organized for the purpose of operating nursing homes throughout the United States. Ballantrae did not own the nursing facilities. Instead, they operated the facilities pursuant to management agreements and/or real property leases with the owners of each of the respective facilities. Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs. Despite obtaining additional capital and divesting unprofitable nursing homes, by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and all of the shareholders of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets through a reverse merger or acquisition transaction.

 On September 18, 2009 the Company entered into a Securities Purchase Agreement (the “SPA”), with Magellan Alpha Investments, Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then sole director and officer (“Seller”). Pursuant to the SPA and upon its consummation, Magellan purchased from the Seller an aggregate of 1,576,782 shares of our issued and outstanding common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately prior to the consummation of the SPA.  Following consummation of the SPA, Pierre Galoppi resigned as our sole director and officer.

In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA. As a result of these transactions, 5,839,933 shares of our common stock were issued and outstanding. Magellan owned an aggregate of 5,664,735 shares, or 97% of the then issued and outstanding common stock of the Company.

(3)     Results of Operations

The Company had no revenue for either of the years ended December 31, 2010 or 2009, respectively.

Operating expenses, including general and administrative expenses, for each of the years ended December 31, 2010 and 2009 were approximately $(54,500) and $(42,000), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.01) and $(0.02) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

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

The Company will not restrict its search to any specific kind of business, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

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

(5)     Liquidity and Capital Resources

At December 31, 2010 and 2009, respectively, the Company had working capital (deficit) of approximately $(68,400) and $(14,000), respectively.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should they fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 30, 2010, the Board of Directors of the Company was notified by its registered independent certified public accounting firm, S. W.  Hatfield, CPA (SWHCPA) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, SWHCPA was unable to continue as the Company’s auditor and had resigned, effective immediately.

The Company’s Board of Directors accepted the resignation of SWHCPA.  From June 1, 2007 through March 30, 2010, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.

In April, 2010 the Company retained the accounting firm Blanchfield, Meyer, Kober & Rizzo LLP to serve as its accountants and auditors.

 No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going  concern.

For the years ended December 31, 2010 and 2009, and from January 1, 2011 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
George Syllantavos	46	President, Secretary ,Treasurer and Director

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

Biographical Information

George Syllantavos.  Mr. Syllantavos has been our president, secretary, treasurer and sole director since September, 2009.  Since November 2007  he has served as Chief Financial Officer, Secretary and director of Star Bulk Carriers Corp. a global dry bulk shipping company listed on the Nasdaq Stock Market (NASDAQ: SBLK) that owns and manages vessels aggregating in excess of 1.2 million deadweight tons of cargo capacity. From May 2005 to November 2007 he served as the Chief Financial Officer, Secretary and Director of Star Maritime Acquisition Corp. a Special Purpose Acquisition Company that raised $189 million in December 2005, listed on the NYSE Amex, LLC (AMEX: SEA) and effected a $345 million acquisition of eight dry bulk carriers. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company's listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for many years as an aviation consultant specializing in strategic planning and fleet asset management.  Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University and an MBA in Operations Management, International Finance and Transportation Management from Northwestern University (Kellogg).

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation below.

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

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee and our entire board of directors, currently consisting solely of George Syllantavos, participates in deliberations of the compensation of the Company’s directors and officers.

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

        (1)      As of the date of this Annual Report, there were 5,839,933 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

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

       (3)      In determining the percent of voting stock owned by a person on the date of this Annual Report: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 5,839,933 shares of common stock outstanding the date of this Annual Report, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options

       (4)      Mr. Syllantavos is our president, secretary, treasurer and director. He also is the president of Magellan Alpha Investments, Corp. The address of each of Magellan and Mr. Syllantavos is 2 Argyrokastrou Street, Voula 16673, Athens, Greece.  Mr. Syllantavos has sole voting and dispositive power over Magellan Alpha Investments, Corp, and may be deemed to beneficially own the shares of common stock held by Magellan.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), ,and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets through a reverse merger or acquisition transaction.

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

In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of our common stock, which newly issued shares constituted 70% of our issued and outstanding common stock on a fully diluted basis following the consummation of the transaction contemplated by the SA . As a result of these transactions, 5,839,933 shares of our common stock were issued and outstanding and Magellan owned an aggregate of 5,664,735 shares, or 97% of the then issued and outstanding common stock of the Company.

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

Director Independence

The Company currently has one director, and is not required to have a majority of independent directors for such time as the Company’s securities continue to be quoted on the OTC Bulletin Board.  Following the consummation of its business combination, the Company will reconsider the composition of its board of directors, and take into consideration any applicable exchange listing requirements at such time, if applicable.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in 2009 to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas and in 2010 to its principal accountant Blanchfield, Meyer, Kober & Rizzo LLP of Hauppauge, New York.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$8,100	$4,100
2. Audit-related fees	--	--
3. Tax fees	233	200
4. All other fees	--	--

Totals	$8,333	$4,300

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Blanchfield, Meyer, Kober & Rizzo LLP maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Blanchfield, Meyer, Kober & Rizzo LLP did not charge the Company any fees for financial information system design and implementation fees.

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

The Company’s principal accountant, Blanchfield, Meyer, Kober & Rizzo LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

2.1
First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004. (*)

2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (*)
3.1	Agreement and Plan of Merger by and between BTHC X, Inc. and BTHC X, LLC, dated August 15, 2006. (*)

3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006. (*)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006. (*)
3.4	Certificate of Incorporation of BTHC X, Inc. (*)
3.5	Bylaws of BTHC X, Inc. (*)
4.1	Form of common stock certificate. (*)
10.1	Share Exchange Agreement between BTHC X Inc and Sur American Ventures dated May 19, 2009 (**)
10.2	Securities Purchase Agreement between Magellan Alpha Investments and Pierre Galoppi dated September 18, 2009(***)
10.3	Subscription Agreement between Magellan Alpha Investments and BTHC X Inc. dated October 9, 2009(***)
21.1	Subsidiaries of BTHC X, Inc. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*)  Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52237) on September 22, 2006.
(**)  Incorporated by reference to the Company’s Current Report on Form 8-K filed May 21, 2009.
(***)  Incorporated by reference to the Company’s Current Report on Form 8-K filed September 21, 2009.

        (1)  The Company has no subsidiaries.

     (Remainder of this page left blank intentionally)
     (Financial statements follow on next page)

BTHC X, Inc.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm

Blanchfield, Meyer, Kober & Rizzo, LLP	F-2

S. W. Hatfield, CPA	F-3

Financial Statements

Balance Sheets
as of December 31, 2010 and December 31, 2009	F-4

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2010	F-5

Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2010	F-6

Statements of Cash Flows
for the years ended December 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2010	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the accompanying balance sheet of BTHC X, Inc. (a development stage company) as of December 31, 2010, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for year ended December 31, 2010.  BTHC X, Inc. (a development stage company)’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of December 31, 2009, were audited by S. W. Hatfield, CPA and whose report dated March 29, 2010 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. (a development stage company) as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also described in Note D.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hauppauge, New York
March 17, 2011

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

S. W. HATFIELD, CPA
Dallas, Texas
March 23, 2010 (except for Note J
    as to which the date is March 29, 2010)

BTHC X, Inc.
(a development stage company)
Balance Sheets
December 31, 2010 and December 31, 2009

	December 31,	December 31,
	2010 (audited)	2009 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$61	$61
Total Assets	$61	$61

Current Liabilities
Accounts payable - trade	$6,054	$3,000
Due to controlling stockholder	62,385	10,978

Total Liabilities	68,439	13,978

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(139,358)	(84,897)

Total Stockholders' Deficit	(68,378)	(13,917)

Total Liabilities and
Stockholders’ Deficit	$61	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010

	Year ended December 31,	Year ended December 31,	Period from November 29, 2004 (date of bankruptcy settlement) through December 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	44,459	36,045	110,187
General and administrative expenses	10,002	5,585	22,423
Total operating expenses	54,461	41,630	134,858

Loss from operations	(54,461)	(41,630)	(134,858)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	(4,500)	(4,500)

Loss before Provision of Income Taxes	(54,461)	(46,130)	(139,358)

Provision for income taxes	-	-	-

Net loss	$(54,461)	$(46,130)	$(139,358)

Other comprehensive income	-	-

Comprehensive loss	$(54,461)	$(46,130)	$(139,358)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.01)	(0.02)	(0.09)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	2,307,654	1,455,438

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010

				Deficit
				accumulated
			Additional	during the
	Common Stock		Paid-in	development
	Shares	Amount	Capital	stage	Total

Stock issued through bankruptcy settlement on November 29, 2004	500,440	$500	$500	$-	$1,000
Effect of 1 for 2.86 reverse stock split on December 31, 2007	(325,242)	(325)	325	-	-
	175,198	175	825	-	1,000
Net loss for the period	-	-	-	-	-
Balances at December 31, 2004	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$-	$-
Balances at December 31, 2005	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$(14,158)	$(14,158)
Balances at December 31, 2006	175,198	$175	$825	$(14,158)	$(13,158)

Net loss for the year	-	$-	$-	$(9,238)	$(9,238)
Balances at December 31, 2007	175,198	$175	$825	$(23,396)	$(22,396)

Net loss for the year	-	$-	$-	$(15,371)	$(15,371)
Balances at December 31, 2008	175,198	$175	$825	$(38,767)	$(37,767)

Common stock issued in Sur-America Ventures Inc. transaction	1,576,782	1,577	2,923	-	4,500
Common stock sold pursuant to a Subscription Agreement	4,087,953	4,088	55,912	-	60,000
Capital contributed through forgiveness of debt to former controlling shareholder	-	-	5,480	-	5,480

Net loss for the year	-	$-	$-	$(46,130)	$(46,130)

Balances at December 31, 2009	5,839,933	$5,840	$65,140	$(84,897)	$(13,917)

Net loss for the year	-	$-	$-	$(54,461)	$(54,461)
Balances at December 31, 2010	5,839,933	$5,840	$65,140	$(139,358)	$(68,378)

The accompanying notes are an integral part of these financial statements

     BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2010 and 2009
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(54,461)	$(46,130)	$(139,358)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	4,500	4,500
Increase in accounts payable-trade	3,054	3,000	6,054

Net cash used in operating activities	(51,407)	(38,630)	(128,804)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	60,000	60,000
Cash provided by
former controlling shareholder	-	27,713	65,480
Cash repaid to
former controlling shareholder	-	(60,000)	(60,000)
Cash provided by
current controlling stockholder	51,407	10,978	62,385

Net cash provided by financing activities	51,407	38,691	128,865

Increase in Cash	-	61	61

Cash at beginning of period	61	-	-

Cash at end of period	$61	$61	$61

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$5,480	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2010 and 2009

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

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets through a reverse merger or acquisition transaction.

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

The Company is currently considering alternative business plans, including but not limited to locating and combining with an existing company located in the Far East, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with the Company.  However, the Company does not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2010 and 2009, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2010 and 2009, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

  5.    Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

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
December 31, 2010 and 2009

Note G - Acquisition of Sur-America Ventures, Inc. -Continued

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2010, and 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $96,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note H - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010, respectively, is as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Statutory rate applied to
income before income taxes	$(18,500)	$(23,100)	$(54,800)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	18,500	23,100	54,800

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2010 and 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2010 and 2009, respectively, the deferred tax asset is as follows:
	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$54,800	$36,000
Less valuation allowance	(54,800)	(36,000)

Net Deferred Tax Asset	$-	$-

As of December 31, 2010 and 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $18,000 and $23,000.

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
December 31, 2010 and 2009

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

On September 18, 2009, the Company entered into the SPA, with Magellan Alpha Investments Corp., a Marshall Islands corporation (“Purchaser”) and Pierre Galoppi, the Company’s then-sole director and officer (“Seller”).  Pursuant to the SPA, the Purchaser purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, the Purchaser purchased an additional 4,087,953 newly issued shares of our common stock pursuant to the SA, for $60,000 cash.  Immediately after closing of both the SPA and SA, the Purchaser then owned  an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.  These transactions closed on October 9, 2009.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the newly issued shares and no underwriter was used in this transaction.  The Purchaser subsequently sold a portion of its shares to certain third parties in a private transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 17, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BTHC X, Inc.

Dated: March 29, 2011	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.
BTHC X, Inc.

Dated: March 29, 2011	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director