Form 10-Q
period 2011-03-31
BTHC X INC
filed 2011-05-13
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

 ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2011

       Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2011: 5,839,933

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC X, Inc.
Form 10-Q for the Quarter ended March 31, 2011

Part I

BTHC X, Inc.
(a development stage company)

Contents

Page

Financial Statements

Balance Sheets
as of March 31, 2011 and December 31, 2010	F-2

Statements of Operations and Comprehensive Loss
for the three months ended March 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through March 31, 2011	F-3

Statements of Cash Flows
for the three months ended March 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through March 31, 2011	F-4

Notes to Financial Statements	F-5

BTHC X, Inc.
(a development stage company)
Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011 (unaudited)	2010 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$61
Total Assets	$-	$61

Current Liabilities
Accounts payable - trade	$3,206	$6,054
Due to controlling stockholder	78,023	62,385

Total Liabilities	81,229	68,439

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(152,209)	(139,358)

Total Stockholders' Deficit	(81,229)	(68,378)

Total Liabilities and
Stockholders’ Deficit	$-	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011

	Three months ended March 31,	Three months ended March 31,	Period from November 29, 2004 (date of bankruptcy settlement) through March 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	10,200	10,281	120,387
General and administrative expenses	2,651	3,054	25,074
Total operating expenses	12,851	13,335	147,709

Loss from operations	(12,851)	(13,335)	(147,709)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-	(4,500)

Loss before Provision of Income Taxes	(12,851)	(13,335)	(152,209)

Provision for income taxes	-	-	-

Net loss	$(12,851)	$(13,335)	$(152,209)

Other comprehensive income	-	-

Comprehensive loss	$(12,851)	$(13,335)	$(152,209)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.00)	(0.00)	(0.09)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933	1,615,456

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2011 and 2010
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011

Cash Flows from Operating Activities
Net loss for the period	$(12,851)	$(13,335)	$(152,209)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	-	4,500
Decrease in accounts payable-trade	(2,848)	2,443	3,206

Net cash used in operating activities	(15,699)	(10,892)	(144,503)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	-	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	15,638	10,892	78,023

Net cash provided by financing activities	15,638	10,892	144,503

Decrease/ Increase in Cash	(61)	-	-

Cash at beginning of period	61	61	-

Cash at end of period	$-	$61	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2011 and 2010, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2011 and 2010, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

  5.    Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Three months ended	Three months ended	settlement) through
	March 31,	March 31,	March 31,
	2011	2010	2011
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-		-

Total	$-	$-	$-

As of March 31, 2011, and  after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $110,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense for each of the three months ended March 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011, respectively, is as follows:

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(4,400)	$(4,500)	$(59,100)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	4,400	4,500	59,100

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2011 and 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2011 and 2010, respectively, the deferred tax asset is as follows:
	March 31,	March 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$59,100	$41,000
Less valuation allowance	(59,100)	(41,000)

Net Deferred Tax Asset	$-	$-

As of March 31, 2011 and 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $4,500 and $5,000.

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
March 31, 2011 and 2010

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 12, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2011 and 2010 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011.

Operating expenses, including general and administrative expenses for the respective three month periods ended March 31, 2011 and 2010 were approximately $(12,851) and $(13,335) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective three month periods ended March 31, 2011 and 2010 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011, respectively, were $(0.001), $(0.001) and $(0.09), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

SAV was organized on May 19, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets.

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

At March 31, 2011 and December 31, 2010, the Company had working capital (deficit) of approximately $(81,000) and $(68,400), respectively.

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

(3)     Plan of Business

General

This Company is currently considering alternative business plans, including but not limited to locating and combining with an existing company located in the Far East, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, the Company does not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of March 31, 2011. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: May 12, 2011	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer,
and Certifying Officer