Form 10-Q
period 2011-09-30
BTHC X INC
filed 2011-11-09
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 9, 2011: 5,839,933

Transitional Small Business Disclosure Format (check one):     YES ☐       NO ☒

BTHC X, Inc.
Form 10-Q for the Quarter ended September 30, 2011

Part I

BTHC X, Inc.
(a development stage company)

Contents

Page

Financial Statements

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations and Comprehensive Loss	F-3
for the three and nine months ended September 30, 2011 and 2010 and for the period from November 29, 2004
(date of bankruptcy settlement) through September 30, 2011
F-4
Statements of Cash Flows
for the nine months ended September 30, 2011 and 2010 and for the period from November 29, 2004
(date of bankruptcy settlement) through September 30, 2011

Notes to Financial Statements	F-5

BTHC X, Inc.
(a development stage company)
Balance Sheets
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011 (unaudited)	2010 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$61
Total Assets	$-	$61

Current Liabilities
Accounts payable - trade	$15,581	$6,054
Due to controlling stockholder	98,234	62,385

Total Liabilities	113,815	68,439

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding		-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(184,795)	(139,358)

Total Stockholders' Deficit	(113,815)	(68,378)

Total Liabilities and
Stockholders’ Deficit	$-	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended September 30, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011

					Period from
					29-Nov-04 (date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,248
Professional fees	37,931	30,959	11,384	10,478	148,118
General and
administrative expenses	7,506	7,780	3,021	2,166	29,929

Total operating expenses	45,437	38,739	14,405	12,644	180,295

Loss from operations	(45,437)	(38,739)	(14,405)	(12,644)	(180,295)

Other Expense
Abandonment of goodwill acquired
in Sur-America Ventures Inc.	-	-	-	-	(4,500)

Loss before Provision for Income Taxes	(45,437)	(38,739)	(14,405)	(12,644)	(184,795)

Provision for income taxes	-	-	-	-	-

Net loss	(45,437)	(38,739)	(14,405)	(12,644)	(184,795)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(45,437)	$(38,739)	(14,405)	(12,644)	(184,795)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.008)	$(0.007)	(0.002)	(0.002)	(0.10)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	5,839,933	5,839,933	5,839,933	5,839,933	1,923,088

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2011 and 2010
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011

			Period from
			November 29, 2004
			(date of bankruptcy
	Nine months ended	Nine months ended	settlement) through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(45,437)	$(38,739)	$(184,795)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	9,527	2,762	15,581

Net cash used in operating activities	(35,910)	(35,977)	(164,714)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	-	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	35,849	35,977	98,234

Net cash provided by financing activities	35,849	35,977	164,714

Decrease/ Increase in Cash	(61)	-

Cash at beginning of period	61	61	-

Cash at end of period	$-	$61	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – continued

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2011 and 2010, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of September 30, 2011 and 2010, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine and three months ended September 30, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011, respectively, are as follows:

Period from
November 29, 2004 (date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2011, and after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $142,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense for each of the nine months ended September 30, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011, respectively, is as follows:

	Nine months ended September30, 2011	Nine months ended September 30, 2010	Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011

Statutory rate applied to
income before income taxes	$(15,450)	$(13,100)	$(70,200)
Increase (decrease) in income
taxes resulting from:
State income taxes
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	15,450	13,100	70,200

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2011 and 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2011 and 2010, respectively, the deferred tax asset is as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$70,200	$49,400
Less valuation allowance	(70,200)	(49,400)

Net Deferred Tax Asset	$-	$-

As of September 30, 2011 and 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $14,000 and $13,000.

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
September 30, 2011 and 2010

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 9, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for the nine month period ended September 30, 2011 and 2010 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011.

Operating expenses, including general and administrative expenses for the respective nine month periods ended September 30, 2011 and 2010 were approximately $(45,437)and $(38,739) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective nine month periods ended September 30, 2011 and 2010 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011, respectively, were $(0.01), $(0.01) and $(0.10), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At September 30, 2011 and December 31, 2010, the Company had working capital (deficit) of approximately $(113,800) and $(68,400), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of September 30, 2011. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: November 9, 2011	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer,
and Certifying Officer