Form 10-K
period 2011-12-31
BTHC X INC
filed 2012-03-29
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
     Yes ☐          No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
    Yes ☐          No ☒

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
     Yes  ☒  No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2011, as reported on the OTC Bulletin Board, was approximately $0.

 As of March 27, 2012, there were 5,839,933 shares of Common Stock issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	our status as a development stage company;

●	our selection of a prospective target business or asset;

●	our issuance of our capital shares or incurrence of debt to complete a business combination;

●	removal of our securities from OTC Bulletin Board quotation system, or the ability to have our securities quoted on OTC Bulletin Board or listed on another exchange following our business combination;

●	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

●	conflicts of interest of our officers and directors;

●	potential current or future affiliations of our officers and directors with competing businesses;

●	our ability to obtain additional financing if necessary;

●	the control by our existing stockholders of a substantial interest in us;

●	our being deemed an investment company;

●	our dependence on our key personnel;

●	our dependence on a single company after our business combination;

●	business and market outlook;

●	our and our customers’ business strategies following the consummation of a business combination;

●	environmental, obtaining permits and other regulatory risks following the consummation of a business combination;

●	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

●	operating and capital expenditures by us following the consummation of a business combination;

●	our competitive position following the consummation of a business combination;

●	outcomes of legal proceedings following the consummation of a business combination;

●	expected results of operations and/or financial position following the consummation of a business combination;

●	future effective tax rates; and

●	compliance with applicable laws.

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

The analysis of business opportunities will be undertaken by or under the supervision of George Syllantavos, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•	Potential for future earnings and appreciation of value of securities;

•	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•	Ability, following the business combination, to qualify securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;

•	Historical results of operation;

•	Liquidity and availability of capital resources;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	Amount of debt and contingent liabilities; and

•	The products and/or services and marketing concepts of the target company.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

We Have a Very Limited Operating History

We have a very limited operating history, and currently have no assets or financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company.  No  assurance  can be given that we will  be able  to  develop  our  business  through  mergers  or acquisitions.

We Need to Obtain Financing in Order to Continue Our Operations and to Consummate a Business Combination

On a  prospective  basis,  we will require both  short-term  financing  for operations and to consummate a business  combination, and  long-term  capital to fund our growth following a business combination.  We have no existing bank lines of credit and have not established any definitive sources for additional financing.  Based on our current operating plan, we do not have enough cash to meet our anticipated cash requirements for the next 12 months. We will likely require additional funds if we want to fully implement our business plan and take advantage of evolving market conditions. Thus, our ultimate success will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. We have not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs.  Our  inability  to take  advantage of  opportunities  in the industry because  of  capital  constraints  may have a  material  adverse  effect  on our business and our prospects.

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

As a result of new rules affecting reverse mergers, we may not be able to list our securities on a national securities exchange immediately following the completion of a business combination.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we may not be able to immediately list our securities on a national securities exchange in connection with our business combination. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that a private company going public through a reverse merger must meet to become listed on any of those exchanges. Following the completion of a business combination with a private company, we will have to meet these strengthened listing criteria, including but not limited to: (i) completing a one-year “seasoning period” following our business combination during which our securities trade on the OTCBB, (ii) filing an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our business combination and (iii) maintaining a requisite minimum bid price for our common stock for a sustained period of time. As a result, the liquidity and price of our securities, following our business combination, may be more limited than if our securities were listed on a national securities exchange.

Regulation of Penny Stocks

The Commission has adopted a number of rules to regulate penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the common stock of the Company may constitute a “penny stock” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the OTC Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

Item 1B -	Uncleared Staff Comments

None

Item 2 -	Properties

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

Item 3 -	Legal Proceedings

The Company and its properties are not a party or subject to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 -	Mine Safety Disclosures

None

PART II

Item 5 -	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

As of March 27, 2012, there were a total of 5,839,933 shares of our common stock outstanding, held by approximately 590 stockholders of record, and no shares of preferred stock outstanding.

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

(3)      Results of Operations

The Company had no revenue for either of the years ended December 31, 2011 or 2010, respectively.

Operating expenses, including general and administrative expenses, for each of the years ended December 31, 2011 and 2010 were approximately $(58,400) and $(54,500), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.01) and $(0.01) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

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

(5)     Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital (deficit) of approximately $(126,808) and $(68,400), respectively.

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

BTHC X, Inc.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and December 31, 2010	F-4

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2011	F-5

Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2011	F-6

Statements of Cash Flows
for the years ended December 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2011	F-7

Notes to Financial Statements	F-8

Blanchfield, Meyer, Kober & Rizzo, LLP Certified Public Accountants 1200 Veterans Memorial Hwy, Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.cont

Bruce A. Meyer, CPA/PFS	Charles W. Blanchfield, CPA (Retired)
Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders

BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc., as of December 31, 2011 and 2010 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2011. BTHC X, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its intenial control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hauppauge, New York March 25, 2012

Member American Institute of Certified Public Accountants
Member Public Company Accounting Oversight Board

BTHC X, Inc.
(a development stage company)
Balance Sheets
December 31, 2011 and December 31, 2010

	December 31,	December 31,
	2011 (audited)	2010 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$61
Total Assets	$-	$61

Current Liabilities
Accounts payable - trade	$14,310	$6,054
Due to controlling stockholder	112,498	62,385

Total Liabilities	126,808	68,439

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(197,788)	(139,358)

Total Stockholders' Deficit	(126,808)	(68,378)

Total Liabilities and
Stockholders’ Deficit	$-	$61

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011

	Year ended December 31,	Year ended December 31,	Period from November 29, 2004 (date of bankruptcy settlement) through December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	47,931	44,459	158,118
General and administrative expenses	10,499	10,002	32,922
Total operating expenses	58,430	54,461	193,288

Loss from operations	(58,430)	(54,461)	(193,288)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.		-	(4,500)

Loss before Provision of Income Taxes	(58,430)	(54,461)	(197,788)

Provision for income taxes		-	-

Net loss	$(58,430)	$(54,461)	$(197,788)

Other comprehensive income		-

Comprehensive loss	$(58,430)	$(54,461)	$(197,788)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.01)	(0.01)	(0.10)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933	2,061,418

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011

	Common Stock		Additional Paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
Stock issued through bankruptcy settlement on November 29, 2004	500,440	$500	$500	$-	$1,000
Effect of 1 for 2.86 reverse stock split on December 31, 2007	(325,242)	(325)	325	-	-
	175,198	175	825	-	1,000
Net loss for the period	-	-	-	-	-
Balances at December 31, 2004	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$-	$-
Balances at December 31, 2005	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$(14,158)	$(14,158)
Balances at December 31, 2006	175,198	$175	$825	$(14,158)	$(13,158)

Net loss for the year	-	$-	$-	$(9,238)	$(9,238)
Balances at December 31, 2007	175,198	$175	$825	$(23,396)	$(22,296)

Net loss for the year	-	$-	$-	$(15,371)	$(15,371)
Balances at December 31, 2008	175,198	$175	$825	$(38,767)	$(37,767)

Common stock issued in Sur-America Ventures Inc. transaction	1,576,782	1,577	2,923	-	4,500
Common stock sold pursuant to a Subscription Agreement	4,087,953	4,088	55,912	-	60,000
Capital contributed through forgiveness of debt to former controlling shareholder	-	-	5,480	-	5,480

Net loss for the year	-	$-	$-	$(46,130)	$(46,130)

Balances at December 31, 2009	5,839,933	$5,840	$65,140	$(84,897)	$(13,917)

Net loss for the year	-	$-	$-	$(54,461)	$(54,461)
Balances at December 31, 2010	5,839,933	$5,840	$65,140	$(139,358)	$(68,378)

Net loss for the year	-	$-	$-	$(58,430)	$(58,430)
Balances at December 31, 2011	5,839,933	$5,840	$65,140	$(197,788)	$(126,808)

The accompanying notes are an integral part of these financial statements

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2011 and 2010
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011
Cash Flows from Operating Activities
Net loss for the period	$(58,430)	$(54,461)	$(197,788)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Abandonment of goodwill acquired
in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	8,258	3,054	14,310

Net cash used in operating activities	(50,174)	(51,407)	(178,978)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	-	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	50,113	51,407	112,498

Net cash provided by financing activities	50,113	51,407	178,978

Decrease in Cash	(61)	-	-

Cash at beginning of period	61	61	-

Cash at end of period	$-	$61	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$5,480	$5,480	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post-bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in the Reorganization topic of the FASB Accounting Standards Codification.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2011 and 2010, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2011 and 2010, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011, respectively, are as follows:

November 29, 2004
	Year	Year	(date of bankruptcy
	ended	ended	settlement) through
	December 31,	December 31,	December 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2011 and after the September 18, 2009 change in control transaction, the Company has a net operating loss carry forward of approximately $154,400 to offset future taxable income.  The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011, respectively, is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011
Statutory rate applied to
income before income taxes	$(19,800)	$(18,500)	$(74,600)
Increase (decrease) in income
taxes resulting from:
State income taxes		-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carry forward	19,800	18,500	74,600

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2011 and 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2011 and 2010, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carry forwards	$74,600	$54,800
Less valuation allowance	(74,600)	(54,800)

Net Deferred Tax Asset	$-	$-

As of December 31, 2011 and 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $20,000 and $18,000.

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
December 31, 2011 and 2010

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 25, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

For the years ended December 31, 2011 and 2010, and from January 1, 2012 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 -	Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
George Syllantavos	47	President, Secretary ,Treasurer and Director

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

Biographical Information

George Syllantavos.  Mr. Syllantavos has been our president, secretary, treasurer and sole director since September, 2009.  Mr. Syllantavos is the Co-Chief Executive Officer and a director of Nautilus Marine Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering on July 15, 2011.  From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and director of Star Bulk Carriers Corp. a global dry bulk shipping company listed on the Nasdaq Stock Market (NASDAQ: SBLK) that owns and manages vessels aggregating in excess of 1.2 million deadweight tons of cargo capacity. From May 2005 to November 2007 he served as the Chief Financial Officer, Secretary and Director of Star Maritime Acquisition Corp. a Special Purpose Acquisition Company that raised $189 million in December 2005, listed on the NYSE Amex, LLC (AMEX: SEA) and effected a $345 million acquisition of eight dry bulk carriers. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company's listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for many years as an aviation consultant specializing in strategic planning and fleet asset management.  Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University and an MBA in Operations Management, International Finance and Transportation Management from Northwestern University (Kellogg).

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

The Company paid or accrued the following fees in 2011 and 2010, respectively, to its principal accountant Blanchfield, Meyer, Kober & Rizzo LLP of Hauppauge, New York.

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$9,000	$8,100
2. Audit-related fees	--	--
3. Tax fees	284	233
4. All other fees	--	--

Totals	$9,284	$8,333

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

Item 15 -	Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

2.1
First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004. (1)

2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (1)
3.1	Agreement and Plan of Merger by and between BTHC X, Inc. and BTHC X, LLC, dated August 15, 2006. (1)
3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006. (1)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006. (1)
3.4	Certificate of Incorporation of BTHC X, Inc. (1)
3.5	Bylaws of BTHC X, Inc. (1)
4.1	Form of common stock certificate. (1)
10.1	Share Exchange Agreement between BTHC X Inc and Sur American Ventures dated May 19, 2009 (2)
10.2	Securities Purchase Agreement between Magellan Alpha Investments and Pierre Galoppi dated September 18, 2009(3)
10.3	Subscription Agreement between Magellan Alpha Investments and BTHC X Inc. dated October 9, 2009(3)
21.1	Subsidiaries of BTHC X, Inc. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)  Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52237) on September 22, 2006.
(2)  Incorporated by reference to the Company’s Current Report on Form 8-K filed May 21, 2009.
(3)  Incorporated by reference to the Company’s Current Report on Form 8-K filed September 21, 2009.

*XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC X, Inc.

Dated: March 29, 2012	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC X, Inc.

Dated: March 29, 2012	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director