Form 10-K
period 2012-12-31
BTHC X INC
filed 2013-04-16
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
     Yes  ☒  No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2012, as reported on the OTC Bulletin Board, was approximately $0.

 As of April 16, 2013, there were 5,839,933 shares of Common Stock issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following

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

The analysis of business opportunities will be undertaken by or under the supervision of George Syllantavos, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

●	Potential for future earnings and appreciation of value of securities;
●	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
●	Ability, following the business combination, to qualify securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;
●	Historical results of operation;
●	Liquidity and availability of capital resources;
●	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
●	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
●	Amount of debt and contingent liabilities; and
●	The products and/or services and marketing concepts of the target company.

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

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing

We are a development stage company with no operating history, and our business plan is to consummate a business combination. Our continuation as a going concern is dependent upon developing or acquiring profitable operations and raising additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

If We Make Any Acquisitions Before or After Our Business Combination, They May Disrupt or Have a Negative Impact on Our Business

If we make acquisitions before or after our business combination, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our future business. Regardless of whether we are successful in making further acquisitions, the negotiations could disrupt our then ongoing business, distract our management and any employees and increase our expenses.  In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following (most of which we may encounter in connection with our business combination):

●	the difficulty of integrating acquired products, services or operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	difficulties in complying with regulations in other countries that relate to our businesses;
●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
●	the effect of any government regulations which relate to the business acquired;
●
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and
●	potential expenses under the labor, environmental and other laws of other countries.

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

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Also, depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

●	may significantly reduce the equity interest of our existing stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

●
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officer and director; and

●	may adversely affect prevailing market prices for our common stock.

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

Holders

As of April 16, 2013, there were a total of 5,839,933 shares of our common stock outstanding, held by approximately 590 stockholders of record, and no shares of preferred stock outstanding.

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

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Sales Under Rule 144 by Affiliates
Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of shares of our common stock then outstanding; or

●	the average weekly trading volume of the shares of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following

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

(3)      Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 or 2011, respectively.

Operating expenses, including general and administrative expenses, for each of the years ended December 31, 2012 and 2011 were approximately $(62,300) and $(58,400), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Losses per share for the respective years ended December 31, 2012 and 2011 were $(0,01) and $(0.01) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

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

(5)     Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company had working capital (deficit) of $(189,171) and $(126,808), respectively.

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

BTHC X, Inc.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012	F-5

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012	F-6

Notes to Financial Statements	F-7

Blanchfield, Meyer, Kober & Rizzo, LLP Certified Public Accountants 1200 Veterans Memorial Hwy, Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.cont

Bruce A. Meyer, CPA/PFS	Charles W. Blanchfield, CPA (Retired)
Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders

BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc., as of December 31, 2012 and 2011 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2012. BTHC X, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. as of December 31, 2012 and December 31, 2011 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Hauppauge, New York April 15, 2013

Member American Institute of Certified Public Accountants
Member Public Company Accounting Oversight Board

BTHC X, Inc.
(a development stage company)
Balance Sheets
December 31, 2012 and December 31, 2011

	December 31,	December 31,
	2012 (audited)	2011 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$61
Total Assets	$-	$61

Current Liabilities
Accounts payable - trade	$22,668	$14,310
Due to controlling stockholder	166,503	112,498

Total Liabilities	189,171	126,808

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(260,151)	(197,788)

Total Stockholders' Deficit	(189,171)	(126,808)

Total Liabilities and
Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31,	Year ended December 31,	Period from November 29, 2004 (date of bankruptcy settlement) through December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	46,250	47,931	204,368
General and administrative expenses	16,113	10,499	49,035
Total operating expenses	62,363	58,430	255,651

Loss from operations	(62,363)	(58,430)	(255,651)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-	(4,500)

Loss before Provision of Income Taxes	(62,363)	(58,430)	(260,151)

Provision for income taxes

Net loss	$(62,363)	$(58,430)	$(260,151)

Other comprehensive income

Comprehensive loss	$(62,363)	$(58,430)	$(260,151)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.01)	(0.01)	(0.10)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933	2,526,896

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012

	Common Stock		Additional Paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
Stock issued through bankruptcy settlement on November 29, 2004	500,440	$500	$500	$-	$1,000
Effect of 1 for 2.86 reverse stock split on December 31, 2007	(325,242)	(325)	325	-	-
	175,198	175	825	-	1,000
Net loss for the period	-	-	-	-	-
Balances at December 31, 2004	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$-	$-
Balances at December 31, 2005	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$(14,158)	$(14,158)
Balances at December 31, 2006	175,198	$175	$825	$(14,158)	$(13,158)

Net loss for the year	-	$-	$-	$(9,238)	$(9,238)
Balances at December 31, 2007	175,198	$175	$825	$(23,396)	$(22,296)

Net loss for the year	-	$-	$-	$(15,371)	$(15,371)
Balances at December 31, 2008	175,198	$175	$825	$(38,767)	$(37,767)

Common stock issued in Sur-America Ventures Inc. transaction	1,576,782	1,577	2,923	-	4,500
Common stock sold pursuant to a Subscription Agreement	4,087,953	4,088	55,912	-	60,000
Capital contributed through forgiveness of debt to former controlling shareholder	-	-	5,480	-	5,480

Net loss for the year	-	$-	$-	$(46,130)	$(46,130)

Balances at December 31, 2009	5,839,933	$5,840	$65,140	$(84,897)	$(13,917)

Net loss for the year	-	$-	$-	$(54,461)	$(54,461)
Balances at December 31, 2010	5,839,933	$5,840	$65,140	$(139,358)	$(68,378)

Net loss for the year	-	$-	$-	$(58,430)	$(58,430)
Balances at December 31, 2011	5,839,933	$5,840	$65,140	$(197,788)	$(126,808)

Net loss for the year	-	$-	$-	$(62,363)	$(62,363)
Balances at December 31, 2012	5,839,933	$5,840	$65,140	$(260,151)	$(260,151)

The accompanying notes are an integral part of these financial statements

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2012 and 2011
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012
Cash Flows from Operating Activities
Net loss for the period	$(62,363)	$(58,430)	$(260,151)
Adjustments to reconcile net loss
to net cash provided by operating activities Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	8,358	8,258	22,668

Net cash used in operating activities	(54,005)	(50,174)	(232,983)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	-	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	54,005	50,113	166,503

Net cash provided by financing activities	54,005	50,113	232,983

Decrease in Cash	-	(61)

Cash at beginning of period	-	61	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$5,480	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2012 and 2011, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2012 and 2011, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012, respectively, are as follows:

November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2012 and after the September 18, 2009 change in control transaction, the Company has a net operating loss carry forward of approximately $217,000 to offset future taxable income.  The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012, respectively, is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2012
Statutory rate applied to
income before income taxes	$(21,200)	$(19,800)	$(95,800)
Increase (decrease) in income
taxes resulting from:
State income taxes
Other, including reserve for
deferred tax asset and application
of net operating loss carry forward	21,200	19,800	95,800

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2012 and 2011, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2012 and 2011, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carry forwards	$95,800	$74,600
Less valuation allowance	(95,800)	(74,600)

Net Deferred Tax Asset	$-	$-

As of December 31, 2012 and 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $21,000 and $20,000.

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
December 31, 2012 and 2011

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through April 15, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 -	Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
George Syllantavos	48	President, Secretary ,Treasurer and Director

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

Biographical Information

George Syllantavos.  Mr. Syllantavos has been our president, secretary, treasurer and sole director since September, 2009.  Mr. Syllantavos is the Co-Chief Executive Officer and a director of Nautilus Marine Acquisition Corp., a maritime energy services company that indirectly owns and operates a fleet of four vessels consisting of two oil spill response vessels and two platform supply vessels, currently listed on the Nasdaq Stock Market (NASDAQ:NMAR), which was previously a special purpose acquisition corporation that completed its $48.0 million initial public offering on July 15, 2011 and subsequently consummated its acquisition of Assetplus Limited on February 13, 2013.  From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and director of Star Bulk Carriers Corp. a global dry bulk shipping company listed on the Nasdaq Stock Market (NASDAQ: SBLK) that owns and manages vessels aggregating in excess of 1.2 million deadweight tons of cargo capacity. From May 2005 to November 2007 he served as the Chief Financial Officer, Secretary and Director of Star Maritime Acquisition Corp. a Special Purpose Acquisition Company that raised $189 million in December 2005, listed on the NYSE Amex, LLC (AMEX: SEA) and effected a $345 million acquisition of eight dry bulk carriers. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company's listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for many years as an aviation consultant specializing in strategic planning and fleet asset management.  Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University and an MBA in Operations Management, International Finance and Transportation Management from Northwestern University (Kellogg).

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

●	conducted himself in good faith
●
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sur-America Ventures, Inc., a Delaware corporation (“SAV”),  , and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of  SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

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

Magellan, an affiliate of Mr. Syllantavos, our president, secretary, treasurer and director, has also loaned us (interest fee) an aggregate of $166,503 as of December 31, 2012.  The proceeds of these loans were used to fund our expenses and provide us with working capital.  As of March 31, 2013, the aggregate amount outstanding is $180,833.

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

The Company paid or accrued the following fees in 2012 and 2011, respectively, to its principal accountant Blanchfield, Meyer, Kober & Rizzo LLP of Hauppauge, New York.

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$9,750	$9,000
2. Tax fees	-	284

Totals	$9,750	$9,284

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

BTHC X, Inc.

Dated: April 15, 2013	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC X, Inc.

Dated: April 15, 2013	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director