Form 10-Q
period 2013-06-30
BTHC X INC
filed 2013-08-15
CIK 1375685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

  ☒            Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                                              For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable dated August 13, 2013: 5,839,933

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

BTHC X, Inc.
Form 10-Q for the Quarter ended June 30, 2013

Part I

BTHC X, Inc.
(a development stage company)

Contents

Page

Financial Statements

Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Statements of Operations and Comprehensive Loss for the three and  six months ended June 30, 2013 and 2012 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013
F-3

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013	F-4

Notes to Financial Statements	F-5

BTHC X, Inc.
(a development stage company)
Balance Sheets
June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013 (unaudited)	2012 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid Expenses	-	-
Total Assets	$-	$-

Current Liabilities
Accounts payable - trade	$25,188	$22,668
Due to controlling stockholder	191,179	166,503

Total Liabilities	216,367	189,171

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(287,347)	(260,151)

Total Stockholders’ Deficit	(216,367)	(189,171)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three and Six  months ended June 30 2012, and 2012 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013

					Period from
					November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,248
Professional fees	21,000	21,500	10,500	11,000	225,368
General and administrative expenses	6,196	7,115	3,000	3,646	55,231

Total operating expenses	27,196	28,615	13,500	14,646	282,847

Loss from operations	(27,196)	(28,615)	(13,500)	(14,646)	(282,847)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-	-	-	(4,500)

Loss before Provision for Income Taxes	(27,196)	(28,615)	(13,500)	(14,646)	(287,347)

Provision for income taxes	-	-	-	-	-

Net loss	(27,196)	(28,615)	(13,500)	(14,646)	(287,347)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(27,196)	$(28,615)	$(13,500)	$(14,646)	$(287,347)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.004)	$(0.004)	$(0.002)	$(0.002)	$(0.11)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	5,839,933	5,839,933	5,839,933	5,839,933	2,717,144

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2013 and 2012
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013

			Period from November 29, 2004
			(date of bankruptcy
	Six months ended	Six months ended	settlement) through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$(27,196)	$(28,615)	$(287,347)
Adjustments to reconcile net loss to net cash provided by operating activities
Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-	4,500
Increase in prepaid expenses	-	(2,918)	-
Decrease/ increase in accounts payable-trade	2,520	(2,351)	25,188

Net cash used in operating activities	(24,676)	(33,884)	(257,659)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by former controlling shareholder	-	-	65,480
Cash repaid to former controlling shareholder	-	-	(60,000)
Cash provided by current controlling stockholder	24,676	33,884	191,179

Net cash provided by financing activities	24,676	33,884	257,659

Decrease/ Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements
June 30, 2013 and 2012

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post ~~-~~ bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in the Reorganization topic of the FASB Accounting Standards Codification.
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
June 30, 2013 and 2012

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
June 30, 2013 and 2012

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
June 30, 2013 and 2012

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
June 30, 2013 and 2012
Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – continued

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.
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
As of June 30, 2013 and 2012, respectively, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of June 30, 2013 and 2012, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2013 and 2012

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
June 30, 2013 and 2012

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six months ended June 30, 2013 and 2012 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Six months ended	Six months ended	settlement) through
	June 30,	June 30,	June 30,
	2013	2012	2012
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-

Total	$-	$-	$-

As of June 30, 2013, and after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $244,500 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2013 and 2012

Note H - Income Taxes - Continued

The Company's income tax expense for each of the six months ended June 30, 2013 and 2012 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013, respectively, is as follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012	Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013

Statutory rate applied to income before income taxes	$(9,247)	$(9,729)	$(105,080)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carryforward	9,247	9,729	105,080

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of June 30, 2013 and 2012, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of June 30, 2013 and 2012, respectively, the deferred tax asset is as follows:

	June 30,	June 30,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$105,080	$84,300
Less valuation allowance	(105,080)	(84,300)

Net Deferred Tax Asset	$-	$-

As of June 30, 2013 and 2012, respectively, the valuation allowance against the deferred tax asset increased by approximately $9,200 and $9,800.

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
June 30, 2013 and 2012

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 13, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2)          Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2013 and 2012 or for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013.

Operating expenses, including general and administrative expenses for the respective six month periods ended June 30, 2012 and 2012 were approximately $(27,196) and $(28,615) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements.    It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective six month periods ended June 30, 2013 and 2012 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2013, respectively, were $(0.00), $(0.00) and $(0.11), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2013 and December 31, 2012, the Company had working capital (deficit) of approximately $(216,367) and $(189,171), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of June 30, 2013. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Not applicable

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

BTHC X, Inc.

Dated: August 14, 2013	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer, and Certifying Officer