Form 10-Q
period 2014-09-30
BTHC X INC
filed 2014-11-14
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 14, 2014: 5,839,933

Transitional Small Business Disclosure Format (check one): YES ☐       NO ☒

BTHC X, Inc.

Form 10-Q for the Quarter ended September 30, 2014

2

Part I

BTHC X, Inc.

(a development stage company)

Contents

Page
Financial Statements

Balance Sheets as of September 30, 2014 and December 31, 2013	F-2

Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014	F-3

Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014	F-4

Notes to Financial Statements	F-5

BTHC X, Inc.

(a development stage company)

Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014 (unaudited)	2013 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid Expenses	-	-
Total Assets	$-	$-

Current Liabilities
Accounts payable – trade	$49,751	$49,195
Due to controlling stockholder	240,819	200,541

Total Liabilities	290,570	249,736

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value 40,000,000 shares authorized. 5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(361,550)	(320,716)

Total Stockholders' Deficit	(290,570)	(249,736)

Total Liabilities and Stockholders’ Deficit	$	$

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Three and Nine months ended September 30, 2014 and 2013 and

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014

	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013	Three months Ended September 30, 2014	Three months ended September 30, 2013	Period from 29-Nov-04 (date of bankruptcy settlement) Through September 30, 2014

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,248
Professional fees	30,491	31,500	10,500	10,500	281,359
General and administrative expenses	10,343	10,684	3,351	4,488	73,443

Total operating expenses	40,834	42,184	13,851	14,988	357,050

Loss from operations	(40,834)	(42,184)	(13,851)	(14,988)	(357,050)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-	-	-	(4,500)

Loss before Provision for Income Taxes	(40,834)	(42,184)	(13,851)	(14,988)	(361,550)

Provision for income taxes	-	-	-	-	-

Net loss	(40,834)	(42,184)	(13,851)	(14,988)	(361,550)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(40,834)	$(42,184)	$(13,851)	$(14,988)	$(361,550)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.002)	$(0.12)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	5,839,933	5,839,933	5,839,933	5,839,933	3,112,576

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Cash Flows

Nine months ended September 30, 2014 and 2013

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014
Cash Flows from Operating Activities
Net loss for the period	$(40,834)	$(42,184)	$(361,550)
Adjustments to reconcile net loss to net cash provided by operating activities Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-	4,500
Increase in prepaid expenses	-	-	-
Decrease/ increase in accounts payable-trade	556	17,508	49,751

Net cash used in operating activities	(40,278)	(24,676)	(307,299)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by former controlling shareholder	-	-	65,480
Cash repaid to former controlling shareholder	-	-	(60,000)
Cash provided by current controlling stockholder	40,278	24,676	240,819

Net cash provided by financing activities	40,278	24,676	307,299

Decrease/ Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – continued

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2014 and 2013, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of September 30, 2014 and 2013, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine and three months ended September 30, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014, respectively, are as follows:

	Nine months	Nine months	Three months	Three months	Period from November 29, 2004 (date of bankruptcy settlement)
	Ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014
Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2014, and after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $282,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2014 and 2013

Note H - Income Taxes - Continued

The Company's income tax expense for each of the nine months ended September 30, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014, respectively, is as follows:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014

Statutory rate applied to income before income taxes	$(13,883)	$(14,343)	$(130,309)
Increase (decrease) in income
taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carryforward	(13,883)	14,343	130,309

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2014 and 2013, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2014 and 2013, respectively, the deferred tax asset is as follows:

	September 30,	September 30,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$130,309	$110,176
Less valuation allowance	(130,309)	$(110,176)

Net Deferred Tax Asset	$-	$-

As of September 30, 2014 and 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $13,883 and $14,340.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2014 and 2013

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 12, 2014 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the nine month periods ended September 30, 2014 and 2013 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014.

Operating expenses, including general and administrative expenses for the respective nine month periods ended September 30, 2014 and 2013 were approximately $(40,834) and $(42,184) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective nine month periods ended September 30, 2014 and 2013 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2014, respectively, were $(0.01), $(0.01) and $(0.12), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At September 30, 2014 and December 31, 2013, the Company had working capital (deficit) of approximately $(290,570) and $(231,355), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of September 30, 2014. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC X, Inc.

Dated: November 14, 2014	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer,
and Certifying Officer

