Form 10-K
period 2014-12-31
BTHC X INC
filed 2015-03-23
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☒     No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2014, as reported on the OTC Bulletin Board, was approximately $0.

As of March 20, 2015, there were 5,839,933 shares of Common Stock issued and outstanding.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2014 and 2013, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

●

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition;

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

Holders

As of March 20, 2015, there were a total of  5,839,933 shares of our common stock outstanding, held by approximately 591 stockholders of record, and no shares of preferred stock outstanding.

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

(3)      Results of Operations

The Company had no revenue for either of the years ended December 31, 2014 or 2013, respectively.

Operating expenses, including general and administrative expenses, for each of the years ended December 31, 2014 and 2013 were approximately $(98,663) and $(60,565), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Losses per share for the respective years ended December 31, 2014 and 2013 were $(0.02) and $(0.01) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

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

(5)     Liquidity and Capital Resources

At December 31, 2014 and 2013, respectively, the Company had working capital (deficit) of $(348,399) and $(249,736), respectively.

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

BTHC X, Inc.

(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2014 and December 31, 2013	F-3

Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014	F-5

Statements of Cash Flows for the years ended December 31, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014	F-6

Notes to Financial Statements	F-7

Blanchfield, Meyer, Kober & Rizzo, LLP Certified Public Accountants 1200 Veterans Memorial Hwy., Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Bruce A. Meyer, CPA/PFS	Charles W. Blanchfield, CPA (Retired)

Thomas G. Kober, CPA

Alfred M. Rizzo. CPA

Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBILIC ACCOUNTANTS FIRM

To the Board of Directors

BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc., as of December 31, 2014 and 2013 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2014. BTHC X, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. as of December 31, 2014 and December 31, 2013 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hauppauge, New York

March 20, 2015

Member American Institute of Certified  Public Accounts

Member Public Company Accounting Oversight Board

BTHC X, Inc.

(a development stage company)

Balance Sheets

December 31, 2014 and December 31, 2013

	December 31,	December 31,
	2014 (audited)	2013 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Total Assets	$-	$-

Current Liabilities
Accounts payable - trade	$104,229	$49,195
Due to controlling stockholder	244,170	200,541

Total Liabilities	348,399	249,736

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(419,379)	(320,716)

Total Stockholders' Deficit	(348,399)	(249,736)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Years ended December 31, 2014 and 2013 and

Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014

	Year ended December 31,	Year ended December 31,	Period from November 29, 2004 (date of bankruptcy settlement) through December 31,
	2014	2013	2014

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	84,863	46,500	335,731
General and administrative expenses	13,800	14,065	79,900
Total operating expenses	98,663	60,565	417,879

Loss from operations	(98,663)	(60,565)	(417,879)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-	(4,500)

Loss before Provision of Income Taxes	(98,663)	(60,565)	(422,379)

Provision for income taxes

Net loss	$(98,663)	$(60,565)	$(422,379)

Other comprehensive income

Comprehensive loss	$(98,663)	$(60,565)	$(422,379)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.02)	(0.01)	(0.13)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933	3,180,373

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statement of Changes in Stockholders’ Equity (Deficit)

Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014

	Common Stock		Additional Paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
Stock issued through bankruptcy settlement on November 29, 2004	500,440	$500	$500	$-	$1,000
Effect of 1 for 2.86 reverse stock split on December 31, 2007	(325,242)	(325)	325	-	-
	175,198	175	825	-	1,000
Net loss for the period	-	-	-	-	-
Balances at December 31, 2004	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$-	$-
Balances at December 31, 2005	175,198	$175	$825	$-	$1,000

Net loss for the year	-	$-	$-	$(14,158)	$(14,158)
Balances at December 31, 2006	175,198	$175	$825	$(14,158)	$(13,158)

Net loss for the year	-	$-	$-	$(9,238)	$(9,238)
Balances at December 31, 2007	175,198	$175	$825	$(23,396)	$(22,296)

Net loss for the year	-	$-	$-	$(15,371)	$(15,371)
Balances at December 31, 2008	175,198	$175	$825	$(38,767)	$(37,767)

Common stock issued in Sur-America Ventures Inc. transaction	1,576,782	1,577	2,923	-	4,500
Common stock sold pursuant to a Subscription Agreement	4,087,953	4,088	55,912	-	60,000
Capital contributed through forgiveness of debt to former controlling shareholder	-	-	5,480	-	5,480

Net loss for the year	-	$-	$-	$(46,130)	$(46,130)

Balances at December 31, 2009	5,839,933	$5,840	$65,140	$(84,897)	$(13,917)

Net loss for the year	-	$-	$-	$(54,461)	$(54,461)
Balances at December 31, 2010	5,839,933	$5,840	$65,140	$(139,358)	$(68,378)

Net loss for the year	-	$-	$-	$(58,430)	$(58,430)
Balances at December 31, 2011	5,839,933	$5,840	$65,140	$(197,788)	$(126,808)

Net loss for the year	-	$-	$-	$(62,363)	$(62,363)
Balances at December 31, 2012	5,839,933	$5,840	$65,140	$(260,151)	$(260,151)
Net loss for the year	-	$-	$-	$(60,565)	$(60,565)
Balances at December 31, 2013	5,839,933	$5,840	$65,140	$(320,716)	$(320,716)
Net loss for the year	-	$-	$-	$(98,663)	$(98,663)
Balances at December 31, 2014	5,839,933	$5,840	$65,140	$(419,379)	$(419,379)

The accompanying notes are an integral part of these financial statements

BTHC X, Inc.

(a development stage company)

Statements of Cash Flows

Years ended December 31, 2014 and 2013

Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014

	Year ended December 31, 2014	Year ended December 31, 2013	Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014
Cash Flows from Operating Activities
Net loss for the period	$(98,663)	$(60,565)	$(419,379)
Adjustments to reconcile net loss to net cash provided by operating activities Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-	4,500
Increase in accounts payable-trade	55,034	26,527	104,229

Net cash used in operating activities	(43,629)	(34,038)	(310,650)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by
former controlling shareholder	-	-	65,480
Cash repaid to
former controlling shareholder	-	-	(60,000)
Cash provided by
current controlling stockholder	43,629	34,038	244,170

Net cash provided by financing activities	43,629	34,038	310,650

Decrease in Cash	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Debt due former controlling stockholder
contributed as additional paid-in capital	$-	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2014 and 2013, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2014 and 2013, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014, respectively, are as follows:

November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2014	2013	2014

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2014 and after the September 18, 2009 change in control transaction, the Company has a net operating loss carry forward of approximately $375,000 to offset future taxable income.  The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2014 and 2013

Note H - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2014 and 2013 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014, respectively, is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2014
Statutory rate applied to income before income taxes	$(33,545)	$(20,593)	$(149,971)
Increase (decrease) in income
taxes resulting from:
State income taxes
Other, including reserve for
deferred tax asset and application
of net operating loss carry forward	33,545	20,593	149,971

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2014 and 2013, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2014 and 2013, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carry forwards	$149,971	$116,426
Less valuation allowance	(149,971)	(116,426)

Net Deferred Tax Asset	$-	$-

As of December 31, 2014 and 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $33,500 and $20,600.

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

December 31, 2014 and 2013

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 20, 2015 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A -	Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit a smaller reporting company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 -	Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
George Syllantavos	50	President, Secretary ,Treasurer and Director

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

Biographical Information

George Syllantavos.  Mr. Syllantavos has been our president, secretary, treasurer and sole director since September, 2009.  Mr. Syllantavos is the Chief Executive Officer of Nautilus Energy Management Corp., a maritime energy services company involved in the management of offshore supply vessels. Until April 2014, Mr. Syllantavos was the Co-Chief Executive Officer and Chief Financial Officer of Nautilus Shareholdings Ltd., a maritime energy services company that owns and operates a fleet of six offshore supply vessels consisting of four oil spill response vessels and two platform supply vessels which was previously a special purpose acquisition corporation (Nasdaq:NMAR) that completed its $48.0 million initial public offering on July 15, 2011 and subsequently consummated its acquisition of Assetplus Limited on February 13, 2013.  From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and director of Star Bulk Carriers Corp. a global dry bulk shipping company listed on the Nasdaq Stock Market (NASDAQ: SBLK) that owns and manages vessels aggregating in excess of 1.2 million deadweight tons of cargo capacity. From May 2005 to November 2007 he served as the Chief Financial Officer, Secretary and Director of Star Maritime Acquisition Corp. a Special Purpose Acquisition Company that raised $189 million in December 2005, listed on the NYSE Amex, LLC (AMEX: SEA) and effected a $345 million acquisition of eight dry bulk carriers. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company's listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for many years as an aviation consultant specializing in strategic planning and fleet asset management.  Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University and an MBA in Operations Management, International Finance and Transportation Management from Northwestern University (Kellogg).

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by BTHC X, Inc., of expenses incurred or paid by a director, officer or controlling person of BTHC X, Inc., in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2014, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Magellan, an affiliate of Mr. Syllantavos, our president, secretary, treasurer and director, has also loaned us (interest fee) an aggregate of $244,170 as of December 31, 2014.  The proceeds of these loans were used to fund our expenses and provide us with working capital.  As of March 20, 2015, the aggregate amount outstanding is $249,127.

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

The Company paid or accrued the following fees in 2014 and 2013, respectively, to its principal accountant Blanchfield, Meyer, Kober & Rizzo LLP of Hauppauge, New York.

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

1. Audit fees	$10,500	$10,500
2. Audit Related fees	$-	$-
3. Tax fees (1)	$2,100	$-
4. All other fees	$-	$-
Totals	$12,600	$10,500

(1) Consists of fees billed for professional services for the preparation of the Company’s tax returns

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

(3)	Exhibits

2.1	First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004. (1)
2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (1)
3.1	Agreement and Plan of Merger by and between BTHC X, Inc. and BTHC X, LLC, dated August 15, 2006. (1)
3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006. (1)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006. (1)
3.4	Certificate of Incorporation of BTHC X, Inc. (1)
3.5	Bylaws of BTHC X, Inc. (1)
4.1	Form of common stock certificate. (1)
10.1	Share Exchange Agreement between BTHC X, Inc. and Sur American Ventures dated May 19, 2009 (2)
10.2	Securities Purchase Agreement between Magellan Alpha Investments and Pierre Galoppi dated September 18, 2009(3)
10.3	Subscription Agreement between Magellan Alpha Investments and BTHC X Inc. dated October 9, 2009(3)
21.1	Subsidiaries of BTHC X, Inc. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)  Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52237) on September 22, 2006.

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K filed May 21, 2009.

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K filed September 21, 2009.

* Filed herewith

** Furnished herewith

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC X, Inc.

Dated: March 23, 2015	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC X, Inc.

Dated: March 23, 2015	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

