Form 10-Q
period 2015-03-31
BTHC X INC
filed 2015-05-14
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  May 13, 2015: 5,839,933

Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

BTHC X, Inc.

Form 10-Q for the Quarter ended March 31, 2015

Part I

BTHC X, Inc.

(a development stage company)

Contents

Page

Financial Statements

Balance Sheets
as of March 31, 2015 and December 31, 2014	F-1

Statements of Operations and Comprehensive Loss
for the three months ended March 31, 2015 and 2014 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through March 31, 2015	F-2

Statements of Cash Flows
for the three months ended March 31, 2015 and 2014 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through March 31, 2015	F-3

Notes to Financial Statements	F-4

1

BTHC X, Inc.

(a development stage company)

Balance Sheets

March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015 (unaudited)	2014 (audited)
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Total Assets	$-	$-

Current Liabilities
Accounts payable - trade	$113,758	$104,229
Due to controlling stockholder	249,127	244,170

Total Liabilities	362,885	348,399

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.001 par value 40,000,000 shares authorized 5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(433,865)	(419,379)

Total Stockholders' Deficit	(362,885)	(348,399)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Three months ended March 31, 2015 and 2014 and

Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015

	Three months ended March 31,	Three months ended March 31,	Period from November 29, 2004 (date of bankruptcy settlement) through March 31,
	2015	2014	2015

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,248
Professional fees	10,500	8,187	346,231
General and administrative expenses	3,986	3,620	80,886
Total operating expenses	14,486	11,807	429,365

Loss from operations	(14,486)	(11,807)	(429,365)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-	(4,500)
Loss before Provision of Income Taxes	(14,486)	(11,807)	(433,865)

Provision for income taxes

Net loss	$(14,486)	$(11,807)	$(433,865)

Other comprehensive income

Comprehensive loss	$(14,486)	$(11,807)	$(433,865)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.00)	(0.00)	(0.13)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933	3,243,512

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Statements of Cash Flows

Three months ended March 31, 2015 and 2014

Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015

	Three months ended March 31, 2015	Three months ended March 31, 2014	Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015

Cash Flows from Operating Activities
Net loss for the period	$(14,486)	$(11,807)	$(433,865)
Adjustments to reconcile net loss to net cash provided by operating activities
Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-	4,500
Increase / Decrease in accounts payable-trade	9,529	(9,575)	113,758

Net cash used in operating activities	(4,957)	(21,382)	(315,607)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash received on sale of common stock	-	-	60,000
Cash provided by former controlling shareholder	-	-	65,480
Cash repaid to former controlling shareholder	-	-	(60,000)
Cash provided by current controlling stockholder	4,957	21,382	249,127

Net cash provided by financing activities	4,957	21,382	315,607

Decrease/ Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-	$5,480

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – Continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2015 and 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2015 and 2014, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2015 and 2014, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2015 and 2014

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

March 31, 2015 and 2014

Note G - Acquisition of Sur-America Ventures, Inc. - Continued

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2015 and 2014 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015, respectively, are as follows:

Period from
November 29, 2004
	Three	Three	(date of bankruptcy
	months ended	months ended	settlement) through
	March 31,	March 31,	March 31,
	2015	2014	2015
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2015, and after the September 18, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $390,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2015 and 2014

Note H - Income Taxes - Continued

The Company's income tax expense for each of the three months ended March 31, 2015 and 2014 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015, respectively, is as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015

Statutory rate applied to income before income taxes	$(4,925)	$(4,010)	$(154,896)

Increase (decrease) in income taxes resulting from: State income taxes		-

Other, including reserve for deferred tax asset and application of net operating loss carryforward	4,925	4,010	154,896

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2015 and 2014, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2015 and 2014, respectively, the deferred tax asset is as follows:

	March 31,	March 31,
	2015	2014
Deferred tax assets
Net operating loss carry forwards	$154,896	$120,440
Less valuation allowance	(154,896)	(120,440)

Net Deferred Tax Asset	$-	$-

As of March 31, 2015 and 2014, respectively, the valuation allowance against the deferred tax asset increased by approximately $4,925 and $4,010.

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

March 31, 2015 and 2014

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 13, 2015 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2)  Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2015 and 2014 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015.

Operating expenses, including general and administrative expenses for the respective three month periods ended March 31, 2015 and 2014 were $(14,486) and $(11,807) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective three month periods ended March 31, 2015 and 2014 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2015, respectively, were $(0.00), $(0.00) and $(0.13), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At March 31, 2015 and December 31, 2014, the Company had working capital (deficit) of $(362,885) and $(348,399), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of March 31, 2015. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A – Risk Factors.

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC X, Inc.

Dated: May 14, 2015	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer, and Certifying Officer

