Form 10-K
period 2015-12-31
BTHC X INC
filed 2016-03-29
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes ☒     No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2015, as reported on the OTC Bulletin Board, was approximately $0.

As of March 29, 2016, there were 5,839,933 shares of Common Stock issued and outstanding.

BTHC X, Inc.

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of BTHC, X, Inc. (the “Company”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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
●

removal of our securities from OTC Bulletin Board (“OTCBB”) quotation system, or the ability to have our securities quoted on the OTCBB or listed on another exchange following our business combination;

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

PART I

Item 1 - Business

General

BTHC X, Inc. (“we”, “us”, or the “Company”) was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC X, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 2 Argyrokastrou Street, Voula 16673, Athens, Greece, and our telephone number is +30 210 899 2896.

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

On September 18, 2009, the Company entered into a Securities Purchase Agreement (the “SPA”) with Magellan Alpha Investments, Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then sole director and officer (“Seller”). Pursuant to the SPA and upon its consummation, Magellan purchased from the Seller an aggregate of 1,576,782 shares of our issued and outstanding common stock that, in the aggregate, constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately prior to the consummation of the SPA.  Following consummation of the SPA, Pierre Galoppi resigned as our sole director and officer.

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

Business Plan

We are currently considering alternative business plans, and we are focused on locating and combining with an existing company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to the United States capital markets through a combination transaction with us. We do not restrict our search for investment opportunities to any particular geographical area or industry. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.  Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

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

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management'’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion, our stockholders (other than Magellan, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

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

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative.  See also “Management’s Discussion and Analysis—Search for Business Opportunities” and “Management’s Discussion and Analysis—Evaluation of Business Opportunities”.

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

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing

We currently have no operating history and our business plan is to consummate a business combination. Our continuation as a going concern is dependent upon developing or acquiring profitable operations and raising additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

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

We are a shell company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully execute a business combination transaction with an operating company or business.

We have a very limited operating history.

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

There is no agreement for a business combination and no minimum requirements for a business combination.

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

A business combination may not generate profits or increase market price of our shares.

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

If we make acquisitions before or after our business combination, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our future business. Regardless of whether we are successful in making further acquisitions, the negotiations could disrupt our then ongoing business, distract our management and any employees and increase our expenses.  In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following (most of which we may encounter in connection with our business combination):

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in complying with regulations that relate to our businesses;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

●	potential expenses under the labor, environmental and other laws of other countries.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified.  These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.  Further, the commencement of business in other countries may be subject to significant risks in areas which we are not able to prepare for in advance. See “—Doing Business in a Foreign Country” below.

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

Our success depends in large part on the skills and efforts of our only officer, our president, secretary and treasurer, George Syllantavos. The loss of the services of Mr. Syllantavos could have a material adverse effect on the development and success of our business. Mr. Syllantavos does not have an employment agreement requiring him to devote any minimum amount of time to our business.  Consequently, Mr. Syllantavos will determine what is necessary for the performance of his duties.  We have not obtained key man insurance on the life of Mr. Syllantavos.  Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel after our business combination. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, almost all of which have significantly greater financial and other resources than us. We may experience increased costs in order to retain and attract skilled employees.  Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

Conflicts of interest.

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

Dependence upon outside advisors.

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

There may be a scarcity of and/or significant competition for business opportunities and combinations.

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

Lack of market research or marketing organization.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable change in control of the company and/or management.

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

Doing business in a foreign country.

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Risks Concerning Our Securities.

Our common stock has a limited trading market.

While our common stock is currently quoted on the OTCBB under the symbol “BTXI”, no trading market has developed and we do not have a significant public float.  In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our common stock; the market visibility for our common stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Preferred Stock may limit financing and business combination opportunities.

Our ability to issue 10,000,000 shares preferred stock (none of which are currently outstanding) may limit our ability to obtain debt or equity financing as well as impede our potential takeover, which takeover may be in the best interest of stockholders. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

Possible dilution of value of shares upon business combination.

A business combination normally will involve the issuance of a significant number of additional shares of common stock. Also, depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rule changes proposed and enacted by the Commission, the New York Stock Exchange and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this Form 10-K, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Reporting requirements may delay or preclude acquisition

Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the Company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley could have a material adverse effect on our business and operating results.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  During the course of our testing, we may identify deficiencies or material weaknesses which we may not be able to remediate immediately. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our common stock price.

Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell securities in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. These restrictions may prohibit the secondary trading of our common stock.

As a result of new rules affecting reverse mergers, we may not be able to list our securities on a national securities exchange immediately following the completion of a business combination.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we may not be able to immediately list our securities on a national securities exchange in connection with our business combination. On November 9, 2011, the Commission approved new rules of the three major U.S. listing markets that toughen the standards that a private company going public through a reverse merger must meet to become listed on any of those exchanges. Following the completion of a business combination with a private company, we will have to meet these strengthened listing criteria, including but not limited to: (i) completing a one-year “seasoning period” following our business combination during which our securities trade on the OTCBB or another regulated U.S. or foreign exchange, (ii) filing an annual report on Form 10-K covering a full fiscal year commencing after the filing with the Commission of all information regarding our business combination and (iii) maintaining a requisite minimum bid price for our common stock for a sustained period of time. As a result, the liquidity and price of our securities, following our business combination, may be more limited than if our securities were listed on a national securities exchange.

Regulation of Penny Stocks.

The Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the common stock of the Company may constitute a “penny stock” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the OTCBB or the Pink Sheets), the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth (i) the basis on which the broker or dealer made the determination (ii) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (iii) stating in a highlighted format immediately preceding the customer signature line that (iv) the broker or dealer is required to provide the person with the written statement; and (v) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

None

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

Market for Trading and Eligibility for Future Sale

The Company’s securities are eligible for trading on the OTCBB under the Exchange Act Rule 15c2-11, Subsection (a)(5). The Company’s trading symbol is “BTXI”. As of the date of this report, there have been no known trades of the Company’s securities.

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

Holders

As of March 29, 2016, there were a total of 5,839,933 shares of our common stock issued and outstanding, held by approximately 591 stockholders of record, and no shares of outstanding preferred stock.

Restricted Securities

We currently have 5,839,933 shares of common stock outstanding.   Of these, 5,664,735 shares of our common stock are restricted securities as defined in Rule 144. See “Part I - Business—History.” Accordingly, 175,198 shares of our common stock are freely tradable without restriction or further registration under the Securities Act, except for any shares purchased by one of our affiliates within the meaning of Rule 144 under the Securities Act.  We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the Commission staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The Commission has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The Commission has provided an exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the Commission reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

Rule 144

The Commission has adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities without volume limitations provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale and (iii) have met the four conditions set forth above for a former shell company to avail itself to Rule 144.  We must be current in our public reporting if the non-affiliate is seeking to sell under Rule 144 after holding his shares of common stock between 6 months and one year.  After one year, non-affiliates do not have to comply with any other Rule 144 requirements.

Sales Under Rule 144 by Affiliates

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of shares of our common stock then outstanding; or

●	the average weekly trading volume of the shares of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale, or if no such notice is required, the date of receipt of the order to execute the sale.

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

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination. The Company has not issued any dividends.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act and, therefore, file with the Commission an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to furnish annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

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

(2)      General

BTHC X, Inc. was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC X, LLC, a Texas limited liability company. Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition.  We are a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 2 Argyrokastrou Street, Voula 16673, Athens, Greece, and our telephone number is +30 210 899 2896.

We are currently considering alternative business plans, and we are focused on locating and combining with an existing company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to the United States capital markets through a combination transaction with us. We do not restrict our search for investment opportunities to any particular geographical area or industry. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.  Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

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

On May 21, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Sur-America Ventures, Inc., a Delaware corporation (“SAV”), and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAVin exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

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

(3)      Critical Accounting Policies and Estimates

Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts at the date of the consolidated financial statements and during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are and will be based were or will be reasonable at the time made based upon information available to us at that time. We have identified our most critical accounting policies to be the following:

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Reorganization costs

The Company has adopted the provisions required by the Start-up Activities Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

Income taxes

The Company files income tax returns in the United States and may file, as applicable and appropriate, in various state(s). The Company does not anticipate any examinations of returns filed since 2006 or to be filed in future periods.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2015 and 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2015 and 2014, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period presented in our accompanying financial statements.

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

(4)      Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

(5)      Results of Operations

The Company had no revenue for either of the years ended December 31, 2015 or 2014, respectively.

Operating expenses, including general and administrative expenses, for each of the years ended December 31, 2015 and 2014 were approximately $(61,955) and $(98,663), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Losses per share for the respective years ended December 31, 2015 and 2014 were $(0.01) and $(0.02) based on the post-reverse split weighted-average shares of common stock issued and outstanding at the end of each respective period.

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

(6)      Plan of Business

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

Search for Business Opportunities

We are currently considering alternative business plans and focus on locating and combining with an existing company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. We do not restrict our search for investment opportunities to any particular geographical area or industry and may, therefore, engage in essentially any business, to the extent of the Company’s limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

The Company has been subject to the reporting requirements of the Exchange Act since the effective date of the Company’s September 2006 filing of the Registration Statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

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

(7)      Liquidity and Capital Resources

At December 31, 2015 and 2014, respectively, the Company had working capital (deficit) of $(410,354) and $(348,399), respectively.

The Company’s majority stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should we fail to obtain financing, the Company has not identified any alternative sources of working capital to support the Company.

Magellan loaned us (interest free) an aggregate of $266,693 as of December 31, 2015.  The proceeds of these loans were used to fund our expenses and provide us with working capital.  As of March 29, 2016, the aggregate amount outstanding is $266,693.

It is the intent and belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding and other than the loans described above, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. Should they fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of common stock in lieu of cash.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Item 7A -  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8 - Financial Statements and Supplementary Data

BTHC X, Inc.

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Hwy., Suite 350 Hauppauge, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA(Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FIRM

To the Board of Directors

BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc., as of December 31, 2015 and 2014 and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. as of December 31, 2015 and December 31, 2014 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BMKR, LLP

Hauppauge, New York

March 29, 2016

BTHC X, Inc.

Balance Sheets

December 31, 2015 and December 31, 2014

	December 31,	December 31,
	2015 (audited)	2014 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Total Assets	$-	$-

Current Liabilities
Accounts payable - trade	$143,661	$104,229
Due to controlling stockholder	266,693	244,170

Total Liabilities	410,354	348,399

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value. 40,000,000 shares authorized. 5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Accumulated deficit	(481,334)	(419,379)

Total Stockholders' Deficit	(410,354)	(348,399)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statements of Operations and Comprehensive Loss

Years ended December 31, 2015 and 2014

	Year ended December 31,	Year ended December 31,
	2015	2014

Revenues	$-	$-

Operating expenses
Reorganization costs	-	-
Professional fees	47,700	84,863
General and administrative expenses	14,255	13,800
Total operating expenses	61,955	98,663

Loss from operations	(61,955)	(98,663)

Other Expense
Abandonment of goodwill acquired in Sur-America Ventures Inc.	-	-

Loss before Provision of Income Taxes	(61,955)	(98,663)

Provision for income taxes

Net loss	$(61,955)	$(98,663)

Other comprehensive income

Comprehensive loss	$(61,955)	$(98,663)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.01)	(0.02)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933

The accompanying notes are in integral part of these financial statements.

F-4

BTHC X, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Total
Balances at December 31, 2013	5,839,933	$5,840	$65,140	$(320,716)
Net loss for the year	-	$-	$-	$(98,663)
Balances at December 31, 2014	5,839,933	$5,840	$65,140	$(419,379)
Net loss for the year	-	$-	$-	$(61,955)
Balances at December 31, 2015	5,839,933	$5,840	$65,140	$(481,334)

The accompanying notes are an integral part of these financial statements

BTHC X, Inc.

Statements of Cash Flows

Years ended December 31, 2015 and 2014

	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities
Net loss for the period	$(61,955)	$(98,663)
Adjustments to reconcile net loss to net cash provided by operating activities Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-
Increase in accounts payable-trade	39,432	55,034

Net cash used in operating activities	(22,523)	(43,629)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-
Cash received on sale of common stock	-	-
Cash provided by former controlling shareholder	-	-
Cash repaid to former controlling shareholder	-	-
Cash provided by current controlling stockholder	22,523	43,629

Net cash provided by financing activities	22,523	43,629

Decrease in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

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

On September 18, 2009, the Company entered into a Securities Purchase Agreement (“SPA”), with Magellan Alpha Investments Corp., a Marshall Islands corporation (“Magellan”) and Pierre Galoppi, the Company’s then-sole director and officer (“Seller”).  Pursuant to the SPA, Magellan purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, In addition, on October 9, 2009, pursuant to a subscription agreement (the “SA”), the Company closed a transaction by which Magellan subscribed for an additional 4,087,953 newly issued shares of the Company’s common stock for $60,000 cash.  After the closing of both the SPA and SA (the “Magellan Transaction”), Magellan then owned an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.  Magellan subsequently sold a portion of its shares to certain third parties in a private transaction.

The Company is currently considering alternative business plans and focuses on locating and combining with an existing company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. We do not restrict our search for investment opportunities to any particular geographical area or industry.. However, the Company does not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

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

A Plan of Reorganization (the “Plan”) was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on November 29, 2004.  The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

The cancellation of all existing shares of common stock outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of November 29, 2004, the confirmation date of the Plan.

As of November 29, 2004, by virtue of the confirmed Plan, the only asset of the Company was approximately $1,000 in cash due from the bankruptcy estate.

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and retains the Company’s pre-bankruptcy year-end of December 31.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note C - Preparation of Financial Statements - Continued

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company’s majority stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should we fail to obtain financing, the Company has not identified any alternative sources of working capital to support the Company.

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

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note D - Going Concern Uncertainty - Continued

The Company anticipates offering future sales of equity in connection with a business combination.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

It is the intent and belief of management and the majority stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, other than interest free loans of an aggregate of $266,693 as of December 31, 2015 provided by Magellan, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or the majority stockholder to provide additional future funding.

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

The Company files income tax returns in the United States and may file, as applicable and appropriate, in various state(s).  The Company does not anticipate any examinations of returns filed since 2006 or to be filed in future periods.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2015 and 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2015 and 2014, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period presented in our accompanying financial statements.

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

As of December 31, 2015 and 2014, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

In June 2014, the FASB issued an accounting standards update to topic 915 “Development Stage Entities”. The amendment removes all incremental reporting requirements from U.S. GAAP for development stage entities. The Company has complied with the provisions of the update for the year ended December 31, 2015.

The Company is of the opinion that any other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note G - Acquisition of Sur-America Ventures, Inc.

On May 21, 2009, the Company entered into a Share Exchange Agreement with SAV and the sole stockholder of SAV.  Pursuant to the Share Exchange Agreement, the stockholder of SAV exchanged 100% of the issued and outstanding shares of the capital stock of SAV for 1,576,782 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of our then-issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

The goodwill of approximately $4,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan.  It is anticipated that goodwill may not be deductible for United Stated Federal and State income taxes.  Concurrent with the Magellan Transaction, as previously discussed in Note A, the Company’s management changed the Company’s business plan as established through the SAV transaction and, accordingly, charged the $4,500 in goodwill to operations on that date.

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

$6,000

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note G - Acquisition of Sur-America Ventures, Inc. - Continued

The fair value of the 1,576,782 shares given in consideration for the acquisition of SAV was determined using approximately the average of the transaction value of the shares of common stock of the Company issued at the date of the bankruptcy settlement ($1,000) using both the initial number of shares (500,000) and the post-reverse split number of shares outstanding (175,198).  There were no contingent consideration arrangements and no contingent liabilities assumed by the Company.  SAV had no operations prior to the acquisition.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2015 and 2014 are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2015 and after the Magellan Transaction, the Company has a net operating loss carry forward of approximately $437,000 to offset future taxable income.  The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares of common stock ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note H - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Statutory rate applied to income before income taxes	$(21,064)	$(33,545)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and application of net operating loss carry forward	21,064	33,545

Income tax expense	$-	$-

The Company’s only temporary difference as of December 31, 2015 and 2014, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2015 and 2014, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carry forwards	$171,035	$149,971
Less valuation allowance	(171,035)	(149,971)

Net Deferred Tax Asset	$-	$-

As of December 31, 2015 and 2014, respectively, the valuation allowance against the deferred tax asset increased by approximately $21,000 and $33,500.

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

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note I - Capital Stock Transactions - Continued

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock.  This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding common stock in lieu of a special meeting.  As a result of the reverse split, the Company then had 175,198 shares of common stock outstanding.  The effect of this action is reflected in the Statement of Changes in Stockholders’ Equity (Deficit) as of the first day of the period ended December 31, 2004.

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

On September 18, 2009, the Company entered into the SPA, with Magellan (“Purchaser”) and Pierre Galoppi, the Company’s then-sole director and officer (“Seller”).  Pursuant to the SPA, the Purchaser purchased from the Seller an aggregate of 1,576,782 shares of the Company’s issued and outstanding common stock and, concurrent with the execution of the SPA, the Purchaser purchased an additional 4,087,953 newly issued shares of our common stock pursuant to the SA, for $60,000 cash.  Immediately after closing of both the SPA and SA, the Purchaser then owned  an aggregate of approximately 5,664,735 shares common stock of the Company and approximately 5,839,933 shares of the Company’s common stock were then issued and outstanding.  These transactions closed on October 9, 2009.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the newly issued shares and no underwriter was used in this transaction.  The Purchaser subsequently sold a portion of its shares to certain third parties in a private transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 29, 2016 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Item 9- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our certifying officer, who is our sole officer and acts as our chief executive officer and chief financial officer (the “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Commission that permit a smaller reporting company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
George Syllantavos	51	President, Secretary ,Treasurer and Director

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

Biographical Information

George Syllantavos.  Mr. Syllantavos has been our president, secretary, treasurer and sole director since September, 2009.  Mr. Syllantavos co-founded in February 2013, and is Chief Executive Officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc. as described below), a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. In May 2011, Mr. Syllantavos co-founded and served as Co-CEO and CFO of Nautilus Marine Acquisition Corp. (“Nautilus Marine”), a special purpose acquisition company that completed a $48.0 million initial public offering on July 16, 2011 and was listed on the Nasdaq Capital Market. Nautilus Marine completed a business combination, valued at $89 million, on February 14, 2013, with Assetplus Limited, a company with six (6) offshore support vessels with contracts to operate in Brazil. The company was subsequently privatized in October 2013, with Nautilus Offshore Services Inc. as the successor, owner and operator of such vessels. On November 24, 2015, Nautilus Offshore Services Inc. was acquired by Dryships Inc. (Nasdaq: DRYS). Mr. Syllantavos served as the CFO of Nautilus Offshore Services Inc. until April 2014. From May 2005 to November 2007, he served as the Chief Financial Officer, Secretary and Director of Star Maritime (AMEX:SEA), a blank check company that on December 16, 2007 completed a business combination with Star Bulk Carriers Corp., a dry-bulk ship-owning company listed on the Nasdaq Stock Market (Nasdaq: SBLK) that owns and manages vessels aggregating in excess of 7 million deadweight tons of cargo capacity, in a transaction valued at $345 million. From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of Star Bulk Carriers Corp. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company's listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for almost 5 years as an aviation consultant specializing in strategic planning and fleet asset management. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an MBA in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University (USA).

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code of Ethics

We have not adopted a code of ethics.  Though we do intend to adopt a Code of Ethics if we are successful in implementing our business plan, our management currently  believes  that,  due to the  fact  that we only  have  one  part-time employee such a  Code of Ethics is unnecessary at this time.

Board Committees

The Company has no nominating and corporate governance committee or compensation committee. The Company has no formal audit committee.

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

(2)     Under applicable Commission rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under Commission rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

HFG participated in our Plan of Reorganization and the Company issued to HFG of 350,000 pre-split shares of our common stock for satisfaction of certain administrative claims and for HFG's agreement to provide us with certain services in the past, as set forth in more detail in “Business—Plan of Reorganization” in this Annual Report.

On May 21, 2009, the Company entered into the Share Exchange Agreement with and the sole stockholder of SAV. Pursuant to the Share Exchange Agreement, the stockholders of SAV transferred 100% of the issued and outstanding shares of the capital stock of SAV in exchange for 1,576,782 newly issued shares of our common stock that, in the aggregate, constituted approximately 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 1,751,980 shares of our common stock were then issued and outstanding.

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

On September 18, 2009 and October 9, 2009, Magellan acquired approximately 5,664,735 shares common stock of the Company pursuant to the SPA and SA. See “Business—History.” Our President, Secretary and Treasurer and sole director, is the President and majority shareholder of Magellan.

On October 28, 2009, Magellan entered into a securities purchase agreement with certain of our existing stockholders, by which Messrs. Rabinowitz, Teller, Glassberg, Fiore, Rose, James Siegel and Timothy G. Murphy purchased an aggregate of 2,032,656 shares of our common stock from Magellan for an aggregate purchase price of $140,000.  Each of Magellan, Messrs. Rabinowitz, Teller, Glassberg, Fiore, Rose, James Siegel and Timothy G. Murphy then entered into a shareholders agreement regarding their ownership in the Company.  Pursuant to this shareholder’s agreement, the parties thereto may cause our Board to consist of three members, two of which are to be designees of the collective shareholders, and one of which is to be selected by the minority shareholders.  The shareholders agreement also calls for Mr. Syllantavos to be the sole officer of the Company.

Magellan has also loaned us (interest free) an aggregate of $266,693 as of December 31, 2015.  The proceeds of these loans were used to fund our expenses and provide us with working capital.  As of March 29, 2016, the aggregate amount outstanding is $266,693. See “Management’s Discussion and Analysis—Liquidity and Capital Resources”.

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

Director Independence

The Company currently has one director, and is not required to have a majority of independent directors for such time as the Company’s securities continue to be quoted on the OTCBB.  Following the consummation of its business combination, the Company will reconsider the composition of its Board, and take into consideration any applicable exchange listing requirements at such time, if applicable.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in 2015 and 2014, respectively, to its principal accountant Blanchfield, Meyer, Kober & Rizzo LLP of Hauppauge, New York.

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

1. Audit fees	$11,000	$10,500
2. Audit Related fees	$-	$-
3. Tax fees (1)	$700	$2,100
4. All other fees	$-	$-
Totals	$11,700	$12,600

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

The Company has no formal audit committee. However, the Board is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

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

(3)	Exhibits

2.1	First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004. (1)
2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (1)
3.1	Agreement and Plan of Merger by and between BTHC X, Inc. and BTHC X, LLC, dated August 15, 2006. (1)
3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006. (1)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006. (1)
3.4	Certificate of Incorporation of BTHC X, Inc. (1)
3.5	Bylaws of BTHC X, Inc. (1)
4.1	Form of common stock certificate. (1)
10.1	Share Exchange Agreement between BTHC X, Inc. and Sur America Ventures, Inc., dated May 21, 2009. (2)
10.2	Securities Purchase Agreement between Magellan Alpha Investments and Pierre Galoppi dated September 18, 2009(3)
10.3	Subscription Agreement between Magellan Alpha Investments, Corp. and BTHC X Inc. dated October 9, 2009.(3)
21.1	Subsidiaries of BTHC X, Inc.(4)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)  Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52237) on September 22, 2006.

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K filed May 21, 2009.

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K filed September 21, 2009.

(4)  Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.

* Filed herewith.

** Furnished herewith

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC X, Inc.

Dated: March 29, 2016	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC X, Inc.

Dated: March 29, 2016	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer
Chief Financial Officer and Director

