Form 10-Q
period 2016-03-31
BTHC X INC
filed 2016-05-20
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES ☒   NO☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  May 20, 2015: 5,839,933

BTHC X, Inc.

Form 10-Q for the Quarter ended March 31, 2016

Part I

BTHC X, Inc.

Contents

Page

Financial Statements

Balance Sheets as of March 31, 2016 and December 31, 2015	F-1

Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015	F-2

Statements of Cash Flows for the three months ended March 31, 2016 and 2015	F-3

Notes to Financial Statements	F-4

1

BTHC X, Inc.

Balance Sheets

March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016 (unaudited)	2015 (audited)
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Total Assets	$-	$-

Current Liabilities
Accounts payable - trade	$154,083	$143,661
Due to controlling stockholder	270,555	266,693

Total Liabilities	424,638	410,354

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.001 par value 40,000,000 shares authorized 5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Deficit accumulated during the development stage	(495,618)	(481,334)

Total Stockholders' Deficit	(424,638)	(410,354)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statements of Operations and Comprehensive Loss

Three months ended March 31, 2016 and 2015

	Three months ended March 31,	Three months ended March 31,
	2016	2015

Revenues	$-	$-

Operating expenses
Reorganization costs	-	-
Professional fees	10,500	10,500
General and administrative expenses	3,784	3,986
Total operating expenses	14,284	14,486

Loss from operations	(14,284)	(14,486)

Other Expense

Loss before Provision of Income Taxes	(14,284)	(14,486)

Provision for income taxes	-	-

Net loss	$(14,284)	$(14,486)

Other comprehensive income	-	-

Comprehensive loss	$(14,284)	$(14,486)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.00)	(0.00)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statements of Cash Flows

Three months ended March 31, 2016 and 2015

	Three months ended March 31, 2016	Three months ended March 31, 2015

Cash Flows from Operating Activities
Net loss for the period	$(14,284)	$(14,486)
Adjustments to reconcile net loss to net cash provided by operating activities
Abandonment of goodwill acquired in Sur-America Ventures, Inc.	-	-
Increase / Decrease in accounts payable-trade	10,422	9,529

Net cash used in operating activities	(3,862)	(4,957)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash provided by current controlling stockholder	3,862	4,957

Net cash provided by financing activities	3,862	4,957

Decrease/ Increase in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

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

The Company is currently considering alternative business plans and focuses on locating and combining with an existing company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. We do not restrict our search for investment opportunities to any particular geographical area or industry. However, the Company does not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

BTHC X, Inc.

Notes to Financial Statements - Continued

March 31, 2016 and 2015

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

March 31, 2016 and 2015

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

March 31, 2016 and 2015

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

March 31, 2016 and 2015

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2016 and 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2016 and 2015, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2016 and 2015, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

On June 2014 the FASB issued an accounting standards update to topic 915 “Development stage entities”. The amendment removes all incremental reporting requirements from US GAAP for development stage entities. The Company has complied with the provisions of the update for the year ended December 31, 2015.

BTHC X, Inc.

Notes to Financial Statements - Continued

March 31, 2016 and 2015

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

The goodwill of approximately $4,500 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of SAV brings to the Company in order to more effectively implement the Company’s business plan.  It is anticipated that goodwill may not be deductible for United States Federal and State income taxes.  Concurrent with the Magellan Transaction, as previously discussed in Note A, the Company’s management changed the Company’s business plan as established through the SAV transaction and, accordingly, charged the $4,500 in goodwill to operations on that date.

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

March 31, 2016 and 2015

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of March 31, 2016, and after the Magellan Transaction, the Company has a net operating loss carry forward of approximately $451,000 to offset future taxable income.  The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares of common stock ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

Notes to Financial Statements - Continued

March 31, 2016 and 2015

Note H - Income Taxes - Continued

The Company's income tax expense for each of the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Statutory rate applied to income before income taxes	$(2,143)	$(2,173)

Increase (decrease) in income taxes resulting from: State income taxes	-	-

Other, including reserve for deferred tax asset and application of net operating loss carryforward	2,143	2,173

Income tax expense	$-	$-

The Company’s only temporary difference as of March 31, 2016 and 2015, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2016 and 2015, respectively, the deferred tax asset is as follows:

	March 31,	March 31,
	2016	2015
Deferred tax assets
Net operating loss carry forwards	$7,760	$68,337
Less valuation allowance	(7,760)	(68,337)

Net Deferred Tax Asset	$-	$-

As of March 31, 2016 and 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,143and $2,173.

The Company's U.S. Federal and state income tax returns prior to 2012 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2012 tax year returns expired in March 2016.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. There were no interest or penalties paid during 2016 and 2015.

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

BTHC X, Inc.

Notes to Financial Statements - Continued

March 31, 2016 and 2015

Note I - Capital Stock Transactions – Continued

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock.  This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company's outstanding common stock in lieu of a special meeting.  As a result of the reverse split, the Company then had 175,198 shares of common stock outstanding.  The effect of this action is reflected in the accompanying Statement of Changes in Stockholders’ Equity (Deficit) as of the first day of the period ended December 31, 2004..

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 20, 2016 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2)  Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2016 and 2015 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2016.

Operating expenses, including general and administrative expenses for the respective three month periods ended March 31, 2016 and 2015 were $(14,284) and $(14,486) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective three month periods ended March 31, 2016 and 2015 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2016, respectively, were $(0.00), $(0.00) and $(0.14), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

The Company is a shell company with minimal operations. The Company does not expect to generate any revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At March 31, 2016 and December 31, 2015, the Company had working capital (deficit) of $(424,638) and $(410,354), respectively.

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

(3)  Plan of Business

General

This Company is currently considering alternative business plans and focuses on locating and combining with an existing company, and which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. We do not restrict our search for investment opportunities to any particular geographical area or industry. However, the Company does not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

(4)  Liquidity and Capital Resources

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

Magellan has loaned us (interest free) funds that were used to cover our expenses and provide us with working capital. The aggregate of such loans amounted to $266,693 as of December 31, 2015 and $270,555 as of March 31, 2016.

It is the intent and belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding and other than the loans described above, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should such persons fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

BTHC X, Inc.

Dated: May 20, 2016	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer, and Certifying Officer

