Form 10-Q
period 2016-09-30
BTHC X INC
filed 2016-11-14
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  November 14, 2016: 5,839,933

BTHC X, Inc.

Form 10-Q for the Quarter ended September 30, 2016

Part I

BTHC X, Inc.

Contents

Page

Financial Statements

Balance Sheets as of September 30, 2016 and December 31, 2015	F-1

Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2016 and 2015	F-2

Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3

Notes to Financial Statements	F-4

1

BTHC X, Inc.

Balance Sheets

September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016 (unaudited)	2015 (audited)
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Total Assets	$-	$-

Current Liabilities
Accounts payable - trade	$166,316	$143,661
Due to controlling stockholder	288,882	266,693

Total Liabilities	455,198	410,354

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.001 par value 40,000,000 shares authorized 5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Accumulated deficit	(526,178)	(481,334)

Total Stockholders' Deficit	(455,198)	(410,354)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statements of Operations and Comprehensive Loss

Nine and three months ended September 30, 2016 and 2015

	Nine months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Three months ended September 31,
	2016 (unaudited)	2015 (unaudited)	2016 (unaudited)	2015 (unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
	-	-	-	-
Professional fees	33,992	32,200	11,250	11,200
General and administrative expenses	10,852	10,805	3,495	3,465
Total operating expenses	44,844	43,005	14,745	14,665

Loss from operations	(44,844)	(43,005)	(14,745)	(14,665)

Other Expense

Loss before Provision of Income Taxes	(44,844)	(43,005)	(14,745)	(14,665)

Provision for income taxes	-	-	-	-

Net loss	$(44,844)	$(43,005)	$(14,745)	$(14,665)

Other comprehensive income	-	-	-	-

Comprehensive loss	$(44,844)	$(43,005)	$(14,745)	$(14,665)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.008)	(0.007)	(0.003)	(0.003)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933	5,839,933	5,839,933

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statements of Cash Flows

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30, 2016 (unaudited)	Nine months ended September 30, 2015 (unaudited)

Cash Flows from Operating Activities
Net loss for the period	$(44,844)	$(43,005)
Adjustments to reconcile net loss to net cash provided by operating activities
.	-	-
Increase / Decrease in accounts payable-trade	22,655	26,036

Net cash used in operating activities	(22,189)	(16,969)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash provided by current controlling stockholder	22,189	16,969

Net cash provided by financing activities	22,189	16,969

Decrease/ Increase in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

Interim Financial Statements

The interim financial statements should be read in conjunction with the Company’s latest annual financial statement. The interim financial statement disclosures may not repeat those in the annual financial statement.

The interim financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading. All adjustments are of a normal recurring nature.

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

Conditions that raise substantial doubt about the Company’s ability to continue as a going concern has not changed from prior reporting periods.

BTHC X, Inc.

Notes to Financial Statements - Continued

September 30, 2016 and 2015

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

It is the intent and belief of management and the majority stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, other than interest free loans of an aggregate of $288,882 as of September 30, 2016 provided by Magellan, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or the majority stockholder to provide additional future funding.

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

September 30, 2016 and 2015

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes – continued

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2016 and 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2016 and 2015, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of September 30, 2016 and 2015, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

On June 2014 the FASB issued an accounting standards update to topic 915 “Development stage entities”. The amendment removes all incremental reporting requirements from US GAAP for development stage entities. The Company has complied with the provisions of the update for the period ended September 30, 2016.

In August 2014, the FASB issued ASU 2014-15 “Disclosure about an Entities Ability to Continue as a Going Concern”. The update establishes management’s responsibility to evaluate whether there is substantial doubt about an entities ability to continue as a going concern including related disclosures. The Company has complied with the provisions of the update for the period ended September 30, 2016.

BTHC X, Inc.

Notes to Financial Statements - Continued

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of September 30, 2016, and after the Magellan Transaction, the Company has a net operating loss carry forward of approximately $482,000 to offset future taxable income. The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares of common stock ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

Notes to Financial Statements - Continued

September 30, 2016 and 2015

Note H - Income Taxes - Continued

The Company's income tax expense for each of the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Statutory rate applied to income before income taxes	$(6,727)	$(6,451)

Increase (decrease) in income taxes resulting from: State income taxes	-	-

Other, including reserve for deferred tax asset and application of net operating loss carryforward	6,727	6,451

Income tax expense	$-	$-

The Company’s only temporary difference as of September 30, 2016 and 2015, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2016 and 2015, respectively, the deferred tax asset is as follows:

	September 30,	September 30,
	2016	2015
Deferred tax assets
Net operating loss carry forwards	$82,184	$72,615
Less valuation allowance	(82,184)	(72,615)

Net Deferred Tax Asset	$-	$-

As of September 30, 2016 and 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $6,727 and $6,451.

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

September 30, 2016 and 2015

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 14, 2016 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the nine month periods ended September 30, 2016 and 2015 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2016.

Operating expenses, including general and administrative expenses for the respective nine month periods ended September 30, 2016 and 2015 were $(44,844) and $(43,005) respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reporting requirements. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. Loss per share for the respective nine month periods ended September 30, 2016 and 2015, respectively, were $(0.008), $(0.007), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At September 30, 2016 and December 31, 2015, the Company had working capital (deficit) of $(455.198) and $(410,354), respectively.

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

Magellan has loaned us (interest free) funds that were used to cover our expenses and provide us with working capital. The aggregate of such loans amounted to $266,693 as of December 31, 2015 and $288,882 as of September 30, 2016.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC X, Inc.

Dated: November 14, 2016	/s/ George Syllantavos
George Syllantavos
President, Chief Executive Officer, and Certifying Officer

