Form 10-K
period 2016-12-31
BTHC X INC
filed 2017-05-18
CIK 1375685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-52237

BTHC X, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5456047
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey GU1 3UH
(Address of principal executive offices)

Registrant’s telephone number, including area code:  +44 (0)1483 443000

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transmission period for comply with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

There was no trading for the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

As of May 17, 2017, there were 5,839,933 shares of common stock issued and outstanding.

BTHC X, Inc.

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intend,” “estimate,” “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On February13, 2017, the Company completed a business combination (“Business Combination”) with iOra Software Limited (“iOra”). Immediately following the Business Combination, the Company adopted the business of iOra. iOra’s business provides data management and secure transmission software and services through a suite of products branded as the Geo-Replicator software and related services. The intention of the Company is to expand not only by increasing market share but also by producing, developing and acquiring complementary technologies and businesses when such opportunities become available.

Our principal office is located at 1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey England, GU1 3UH

History

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC X, LLC (collectively “Ballantrae”), were organized for the purpose of operating nursing homes throughout the United States. Ballantrae did not own the nursing facilities. Instead, they operated the facilities pursuant to management agreements and/or real property leases with the owners of each of the respective facilities. Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs. Despite obtaining additional capital and divesting unprofitable nursing homes, by March 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

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

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock. This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company’s outstanding common stock in lieu of a special meeting. Following the reverse split, the Company had 175,198 shares of common stock outstanding. The effect of this action has been reflected in the accompanying financial statements.

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

As further described below, on February 13, 2017, the Company completed a Business Combination with iOra. Immediately following the Business Combination, the Company adopted the business of iOra. iOra’s business provides data management and secure transmission software and services through a suite of products branded as the Geo-Replicator software and related services. The intention of the Company is to expand not only by increasing market share but also by producing, developing and acquiring complementary technologies and businesses when such opportunities become available.

George Syllantavos, one of our three directors, was the President and majority shareholder of Magellan through February 13, 2017.

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

HFG exercised the option, and as provided in the Plan, 70% of our then outstanding common stock, or 350,000 shares, were issued to HFG, in satisfaction of HFG’s administrative claims. The remaining 30% of our then outstanding common stock, or 150,440 shares, were issued to 581 holders of administrative and tax claims and unsecured debt. The 500,440 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

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

Business Combination

On December 31, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”), which was modified by a letter agreement (the “Letter Amendment”) dated as of January 30, 2017, with iOra, the shareholders of iOra, each of whom contributed their iOra shares to the Company (the “Contributors”), Mark Thompson in his capacity as representative for the Contributors (the “Contributor Representative”), and George Syllantavos in his capacity as representative to the Company (the “Company Representative”), pursuant to which the Company effected an acquisition of iOra and, as a result, indirectly acquired iOra’s wholly owned U.S. subsidiary, iOra, Inc. (such transaction referred to herein as the “Business Combination”). The Business Combination closed on February 13, 2017 (the “Closing”) and, pursuant to the terms of the Contribution Agreement, iOra became a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Business Combination, the Company acquired the business of iOra, which is to provide its Geo-Replicator software and related services. As a result, the Company has ceased to be a shell company.

At the Closing, pursuant to the Contribution Agreement, the Contributors collectively contributed all of the issued and outstanding shares of capital stock of iOra (100 shares) and iOra issued a $75,000 promissory note at 2.5% interest per month, which is payable to BTHC within 14 days of Closing, in exchange for an aggregate of 6,323,530 of the Company’s Series A convertible preferred stock (the “Exchange Shares”), and the opportunity to receive up to an additional 2,966,531 of the Company’s Series A convertible preferred stock (the “Trust Shares”) which were issued to the Company’s transfer agent as trustee of such Trust Shares at the Closing, to be held in trust pursuant to the Voting Trust Agreement (defined below) and to be transferred to the Contributors in the event that iOra’s business meets certain financial performance targets in fiscal year 2017. In addition, at the time of Closing, the Company issued 709,939 shares of Series A convertible preferred stock to certain creditors for purposes of satisfying certain corporate debts. Each share of Series A convertible preferred stock will be automatically convertible into 41.12981553 shares of common stock upon the Company’s filing of an amendment to its certificate of incorporation with the Secretary of State of Delaware to increase its authorized shares of common stock.

The Contribution Agreement contains representations and warranties, pre- and post-closing covenants of each party, and customary closing conditions for a transaction of this nature. The representations and warranties of the parties survive for a period of 18 months after the Closing, and, except as otherwise set forth in the Contribution Agreement, the covenants of the parties survive the Closing indefinitely.

As a result of the Business Combination, the Company, through its subsidiaries, is now engaged in the business of providing Geo-Replicator software and related services. All business operations are conducted through the Company’s wholly-owned subsidiary, iOra, and iOra’s wholly-owned subsidiary, iOra, Inc.

Pursuant to the terms of the Contribution Agreement, the parties thereto entered into a registration rights agreement which grants to each signatory thereto the right to piggyback registration rights in the event the Company files a registration statement, subject to certain exclusions as set forth in the Registration Rights Agreement, and, if the Company files a registration statement in connection with an underwritten offering of its securities, the participation of such signatories in such registration is conditioned upon such signatories participation in the underwriting and execution of an underwriting agreement in customary form with the managing underwriter(s).

On February 13, 2017 and in connection with the Business Combination, the Company, the Company Representative, Ramada Holdings, Inc. (“Ramada”), iOra, Stocksfield Limited (“Stocksfield”), Lexalytics, Inc. (“Lexalytics”), the Contributor Representative (on behalf of the Contributors) and Securities Transfer Corporation (the “Trustee”) entered into a Voting Trust Agreement (the “Voting Trust Agreement”), pursuant to which the Company will issue 2,966,531 shares of Series A Convertible Preferred Stock (the “Trust Shares”) to the Trustee, to be held in a segregated trust account, which shares will be disbursed as agreed upon in the Voting Trust Agreement. The Company Representative will have the sole right to act on behalf of the Company under the Voting Trust Agreement. The will pay the Trustee’s fees as set forth in the Voting Trust Agreement. The Company is obligated to indemnify the Trustee for fifty percent of the any loss, liability or expense incurred by the Trustee without gross negligence, willful misconduct or bad faith on the part of the Trustee, arising out of or in connection with the Voting Trust Agreement, and the Company Representative and the pre-closing Company shareholders are obligated to indemnify the Trustee for the other fifty percent of such amounts.

On February 13, 2017 and in connection with the Business Combination, the Company, George Syllantavos and Ramada, iOra, Stocksfield, Lexalytics, Mark Thompson, in his capacity as the Contributor Representative, and certain pre-Closing insider shareholders of the Company entered into a Lockup Agreement (the “Lockup Agreement”), pursuant to which each shareholder thereto agreed, among other things, not to lend, offer, pledge, hypothecate, encumber, donate, assign or sell their shares for a period of one year from the Closing or the listing of the Company’s securities on a national securities exchange, whichever event occurs sooner.

On February 13, 2017 and in connection with the Business Combination BTHC X, Inc., Ramada, Stocksfield and Lexalytics (Ramada, Stocksfield and Lexalytics referred to as the “Voting Parties”) entered into the Voting Agreement (the “Voting Agreement”), pursuant to which the Voting Parties agreed to vote their shares in favor of Messrs. Syllantavos, Thompson and Fasci to serve on the Company’s board of directors until the earlier of a period of two years or until the Company becomes listed on a national securities exchange.

Upon the Closing, the Company’s board of directors (the “Board”) was comprised of three members, consisting of Messrs. Mark Thompson and Michael Fasci, who were appointed to the Board upon closing the Business Combination, and Mr. George Syllantavos, who remained on the Board as the Company’s only incumbent director. Each director has been appointed to serve for an initial term of one year or until his successor is duly elected and qualified or until his earlier resignation or removal.

Also upon the Closing, the Company’s President, Secretary and Treasurer, Mr. Syllantavos, resigned from those positions and Mr. Thompson, the President and CEO of Stocksfield Limited, iOra’s parent company, was appointed to the position of President, Chief Executive Officer and Chairman of the Board of Directors, Mr. Fasci was appointed to the position of Chief Financial Officer, Director, Treasurer and Secretary, and Mr. David L.A. Morgan, was appointed to the position of Chief Operating Officer.

The Business Combination is being accounted for as a “reverse acquisition” of the Company for financial accounting purposes and iOra is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Business Combination will be those of iOra and its consolidated subsidiaries and will be recorded at the historical cost basis of iOra. The consolidated financial statements after consummation of the Business Combination will include the assets and liabilities of iOra, the historical operations of iOra, and the operations of the Company and its subsidiaries from the Closing Date of the Business Combination going forward.

As a result of the issuance of the Exchange Shares pursuant to the Business Combination, a change of control of the Company occurred as of the Closing Date. Except as described in this Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

Business Plan

We are a data management and secure transmission software services company that provides a suite of software products branded as the Geo-Replicator. iOra’s Geo-Replicator products provide uninterrupted access to up-to-date information by delivering offline Microsoft SharePoint and other online content replication, to enable users in diverse geographical locations to communicate on an uninterrupted basis in a secure environment. iOra’s products and services have grown out of the needs of customers who have a diverse geographical base to access and share data, even when connectivity to a network is limited either in time or service. iOra’s customer base consists largely of military users who have purchased long-term license agreements and who rely on iOra to provide user support in the field, or at base, to safely connect users to central servers and command structures.

iOra’s software ensures connectivity over global or satellite enabled networks even if the user is periodically disconnected or has limited bandwidth or latency. Many of iOra’s core military users work remotely and, in some cases, in areas of armed conflict. Geo-Replicator ensures that all users, irrespective of network connection, always have access to key data and information.

iOra believes that its technology has been proven to cut satellite communication costs by up to 90% by condensing data during periods of connectivity while providing users with offline and remote SharePoint access to central servers at normal Local Area Network speeds.

iOra has a global network of partners and offices that have led to sales success over the past ten years with a host of military, government and multi-national customers. iOra’s patented byte-level differencing engine ensures that any changes to data over the network are compressed and delivered at a fraction of their regular size. Our software systems can typically reduce network traffic by more than 97% by locating, matching, managing and compressing data changes. This is particularly relevant in military or commercial maritime environments where distances and bandwidth can pose real issues.

Competitive Advantages

iOra is a proven long-term technology partner of many word-leading organizations. As a result, we have proven credibility when approaching existing and potential new clients in developing our core technology within the data management and secure transmission software and services sectors. Our technology has been constructed to be extremely scalable and effective in the field with thousands of users across multiple organizations. We believe we have many competitive strengths to facilitate the growth of our business going forward, including:

●	All users, irrespective of network connection, always have access to key data and information. iOra’s applications mean that all users within an enterprise-wide system; irrespective of bandwidth, are always connected to the relevant server/system. Users are therefore always working off up-to-date information 24 hours a day, 7 days a week irrespective of location or local connectivity. This feature has been one of the major factors behind our product’s early and continued adoption by military and government organizations who often must work in challenging environments.

●	iOra’s products create significant reduction in communication costs for customers. In a deployed environment such as a regional command center, forward operating base or disaster area, connectivity is typically through low bandwidth radio or satellite networks. At these times of limited connectivity use of iOra’s products can be the difference between being able to access and share or not being able to access and share critical battlefield data. In addition, these networks are expensive assets to run and maintain and, as such, is one of iOra’s greatest selling points. iOra recognizes and synchronizes only the points of difference between files across the complete dataset, which dramatically reduces data duplication and therefore the amount of data being transferred or shared between two points of usage. Use of iOra’s products in the field have enabled clients to see a reduction in communication costs of approximately 90%.

●	Ability to communicate on an uninterrupted basis in a secure environment. iOra offer remote users access when offline at Local Area Network (“LAN”) speeds. This is particularly important as some of our major customers have assets (such as personnel, ships and vehicles) that are not connected to the remote server, yet still need up-to-date information at LAN speeds.

●	Ultra-efficient compression technology. iOra’s core competence is that we only transfer the points of difference in any given data set between servers and devices such as desk-tops and laptops. Our product can dramatically reduce the replication of the same data across different points of usage and has the impact of enabling new applications that would otherwise have been thought to be infeasible.

●	Proven to handle large volume data replication. Our products have been proven in the field to be able to handle large volumes of data, often in a mission-critical environment. These applications have extremely low failure rates and the in-built diagnostics within this application can quickly identify where data is not replicating successfully and from which source to which end user – by way of a user-friendly “dashboard” front end.

Growth Strategy

iOra’s growth strategy is concentrated around expanding our core technologies into other applications and markets while making acquisitions of complementary technologies and businesses that are earnings accretive. The commercial/marketing element of our growth strategy is concentrated in these core areas:

●	market our developed military product offering into the Middle East and South America;

●	expand our current footprint with the US military to encompass more segments of the US military market, including but not limited to: US Army, US Air Force, US Special Operations Command (US SOCOM);

●	develop a new maritime product based on the recently upgraded military platform we are deploying in Australia, Germany and the UK; and

●	further develop our existing relationships within the Dutch, French and German militaries to cross sell our products and services.

Research and Development

Over our history, iOra has been a research-led business and has obtained a strong base of intellectual property protection in the United States and the European Union across many jurisdictions. iOra continues to support and invest in research and development and has recently released a 2016 version of its Geo-Replicator software. This product has been designed specifically for Microsoft SharePoint 2016. We anticipate this product will form the backbone of our product offerings going into major renewals and new business wins over the coming years. Additionally, we will continue to develop and enhance products. We believe we have a targeted strategy to enhance the growth of our business, as described below:

●	develop a new Fog/Cloud product for Microsoft Office 365 and related cloud based environments;

●	extend server to server platforms beyond Microsoft SharePoint to include other platforms like Alfresco or Oracle;

●	expand into the “Internet of Things” as the ability to move data over more and more crowded networks creates service and data transfer issues; and

●	Partner with other technology developers, such as our work with satellite services corporation Inmarsat and others, to embed iOra’s technology in new compliance platforms for merchant shipping, whereby ships at sea are able to access up-to-date compliance data and respond to new customs and berthing data in real time.

Distribution Channels

iOra’s products are generally sold as part of a wider procurement program by the end-user organization. The wider procurement program is often led by an established technology integrator or consultancy. iOra has established long-standing relationships with technology partners such as CGI (formerly Logica), Hewlett Packard Enterprises and BAE Systems and has developed direct relationships with various government, military and corporate entities worldwide.

Outside of the UK, iOra has a number of local partner agents who provide sales and marketing support and help iOra understand differing procurement programs and cycles. iOra has formed strong alliances with a few select partners. iOra has three different types of partner relationships: technology partners, value added sellers and global system integrators. The Company’s preferred model is one where iOra has a direct relationship with the end user and contracts with the end user for the sale of licenses and support rather than contracting with a third-party consultant or integrator. However, as iOra’s products and the related maintenance is usually part of a larger enterprise-side program, this is not always possible.

Key Customers

iOra’s governmental customers presently include the NATO, UK Ministry of Defense, the US Marine Corp, the US Navy and the Australian Department of Defense. Our governmental contracts presently make up 73 percent of our business.

iOra’s key corporate clients include Shell, Marathon Oil, Stolt Nielsen and KPMG. Together, our corporate clients make up 27 percent of our business.

Work in Progress and Further Developments

iOra is currently in the final stages of monetizing, finalizing and assessing a potential qualified sales pipeline of some $7 million.

Management has identified a series of major contract opportunities over the upcoming three years which represent a proportion of renewals and product enhancements to existing contracts, enlargement of existing contractual relationships and new business wins. Military sales are likely to be focused on the “5 Eyes” – these are the military operations of the United States, Great Britain, Canada, Australia and New Zealand. iOra is also actively engaged with other NATO countries and approved Non-NATO military organizations through its partner network around the globe. In order to diversify iOra’s customer base away from government and quasi-government users, we are currently investing in applying our core product competencies to cyber-security, with particular emphasis on financial services; a market segment well-known to our senior management.

Following the closing of the Contribution Agreement, iOra’s management intends to seek further acquisitions within the replication space and ancillary solutions space. We expect these plans to require raising funds through the sale of our equity and debt securities. Our intention is to create a diversified base of customers in the replication businesses with a mixture of contract and subscription based products and services.

Sales Cycle and Revenue Streams

As the underlying service is typically part of a wider “enterprise sale,” the sales cycle – particularly when it involves government and military work – can be quite extended and often takes up to two years from when iOra first identifies an opportunity until a customer purchases licenses and enters into related maintenance and support contracts. iOra is often supporting the lead consultant with engineering and configuration in order to “prove” a solution to an end customer before it is officially commissioned. This means iOra’s sales and technical teams have high visibility of potential sales and is able to obtain good intelligence as to which programs are moving forward and within what time period such products will go live.

The business enjoys an exceedingly high gross margin of around 90 percent as revenues far exceed the cost of maintaining iOra’s comparatively small annualized fixed costs base. In addition, due to the nature of our product, iOra’s business benefits from its customer base periodically updating its underlying technology, which requires our customers to purchase additional software from us without us having to make significant capital expenditures to enhance and/or upgrade our products.

Historically, revenues are derived from license sales and related maintenance contracts. The license sale is often in the form of a one-off payment and derivative maintenance payments over the life of any given contract. However, many large contracts won by us between 2005 and 2007 will soon expire and are now in the process of renewal. Typically, renewal involves the end-user re-specifying its underlying needs and the core technology it wants to utilize. For example, many government and military organizations are migrating to cloud-based technology. This represents a sizeable opportunity for iOra and its technology offerings, with data replication across wide server bases as its key competence.

Marketing

iOra’s products are marketed through a mixture of third party agents and technology consultants, along with direct contact and negotiations with end users. iOra’s software will typically form part of a larger technology platform commissioned by the end-user. Such programs tend to have a lead consultant who designs and specifies all elements of the technological architecture and implementation. As a result of pre-revenue engineering and configuring work carried out by iOra’s engineers, iOra often has direct contact with the client while working alongside a “lead” consultant such as CGI Group, Inc., Hewlett Packard Enterprise or BAE Systems, plc.

To build awareness of its products and build upon existing relationships with new and potential customers, senior iOra staffers attend many industry events and meetings, as well as engaging in direct contact and marketing to potential new users.

iOra has access to various industry-specific web-based news services and publications which enable it to track potential procurement programs. iOra’s world-wide network of agents and consultant relationships provides iOra with opportunities to create new business while building upon old relationships through contract renewals and systems upgrades.

The current sales program is mainly monitored and executed through a mixture of technicians and support executives within iOra. Key commercial negotiations and closings are led by the Product Director and the Chief Executive Officer.

Intellectual property

iOra owns two US patents and one European patent application. The patents are discussed briefly below.

System and Method for Reducing the Size of Data Difference Representations (US Patent Number 7,028,251)

This patent is directed to systems, methods, and carrier mediums storing program computer instructions for reducing the size of data difference representations. Input data streams are split into one or more output data streams such that the output data streams may be recombined and used to regenerate the original input data stream. Each of the output data streams may be independently differenced against the equivalent data stream from the previous version of the data. Non-localized changes in the input data stream may be converted into localized changes. The difference representations of the streams may be packaged into a single stream for transmission over a computer network. The receiving computer may reconstruct the difference representations and recreate the translated data streams representing the updated data.

Systems and Methods for Modifying a Set of Data Objects (US Patent Number 7,472,254)

This patent is directed to systems, methods, and computer readable storage mediums comprising program instructions for generating and updating a file system on a client computer. An original file system is compared to an updated file system with differences being defined in specific data blocks including new modified, and deleted data blocks. New or modified data blocks may be sent to the client computer with reference file updates to update the file system on the client computer. As the file system is updated, new data blocks and modified data blocks may replace deleted data blocks.

Pending Patent Applications

iOra owns a European Patent, EP0994425, entitled System and Method for Generating File Updates for Files Stored on Read-Only Media. The patent is directed to systems and methods for generating file updates for files stored on read-only media. The methods are for representing modifications to a set of data objects and are generally directed to generating a baseline identifying content of a first set of data objects comprising a plurality of files as data objects, including a basis index data block table which stores for each unique data block within the first set of data objects, a source file identifier, an offset from the start of the file, and the length of the data block; identifying differences between a second and first version of the sets of data objects to generate update information, including references that already exist and did not exist in the first version; and generating the second version from the first using the update information.

Competition

iOra occupies a unique space in term of product provision and underlying technology and intellectual property. As a result, direct competition is limited, but Microsoft, Colligo, Metalogix and Avepoint all have interests in the area of data replication as part of wider enterprise solutions and may become direct competitors at some time in the future.

Financing

iOra has historically benefited from lending arrangements in place with Coutts Bank in London, UK, by way of a term loan (the “Term Loan”). The Term Loan was taken out in the name of Stocksfield and cross-guaranteed by iOra. The cross-guarantee, by way of a debenture, resulted from iOra having historically been a part of a larger group of companies with a central treasury function.

In June of 2016, the overdraft facility was capitalized and converted into a term loan expiring in 2017, in the name of Stocksfield. The Term Loan had a $230,039 balance as of December 31, 2016. The Term Loan is repayable on a monthly basis at an annualized interest rate of 4.0 per cent above the Bank of England Base Rate. The Term Loan was fully settled on 8 May 2017 and at the time of filing, this charge was in the process of being removed.

iOra itself has also used the invoice discounting facilities of Bibby Financial Services, a UK trade finance provider (“Bibby”). As of December 31, 2016, iOra had a $424,398 balance due to Bibby. Bibby was fully repaid on 3 May 2017 from trade receipts. Following the repayment of the outstanding balance owing to Bibby, the legal charge held over iOra was in the process of being removed.

iOra has also been funded by long-term financing arrangements with its parent company, Stocksfield Limited, who has utilized its own facilities to bolster iOra’s capital position against future trade receipts. As of December 31, 2016, the amount owed to Stocksfield by way of a related party loan was $3,000,539.

The Business Combination and, more specifically, the contribution of Stockfield’s shares in iOra, crystallizes a proportion of Stockfield’s long-term debt as well as the above overdraft facility. In addition, Stockfield’s main lenders are Forum International Funds and Durham Capital, both of Luxembourg. In the aggregate, as of December 31, 2016, Stocksfield owed $6,872,702 to these funds. The borrowings are secured by way of Stockfield’s assets, inclusive of its shareholding in iOra.

Going forward, the Company intends to raise equity capital and utilize retained earnings to satisfy its outstanding debts and finance on-going costs and development. In addition, we anticipate the Company will seek acquisitions that have relatively reliable income streams from subscriptions or services to match and enhance iOra’s revenues.

Description of Properties

iOra does not own any real property. Its main operational offices are located in Hook, Hampshire, UK, where iOra leases a 3,110 square foot space on a rolling three-month basis.

The Company’s administrative offices are located at 1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey, UK, GU1 3UH. The Company’s telephone number at this office in the U.K.is +44 1483 443000. The rent for this office is covered under the Management Services Agreement dated February 13, 2017.

The Company currently maintains a U.S. address at 45 Summer Street, Taunton, MA 02780 with a mailing address at P.O. Box 500, East Taunton, MA 02718-0500. The phone number at this office in the U.S. is 508-269-9995.The Company pays no rent or other fees for the use of this office or mailing address as these offices are used virtually full-time by other businesses of the Company’s Chief Financial Officer.

Government Regulation

Other than the company law and employment law of the United Kingdom, U.S. federal and state securities law, and the procurement laws of the countries within which we provide software and services, iOra is not subject to any specific regulations. Certain employees require on-going security clearance for visiting sensitive government and military customers and installations. However, the clearance is provided by the end-user or a related agency.

Suppliers

iOra utilizes the following key suppliers for its telephone and internet connectivity and domain hosting services:

●	British Telecom - ISDN30 (Telephone Lines)

●	4D Data Centres - 100Mb Fibre Connection (Internet)

●	LCN (Low Cost Names) – Domain Name hosting services

In addition, iOra utilizes the following key third party online software providers:

●	Storm Technologies Ltd. - Kaspersky (Antivirus)

●	Storm Technologies Ltd. - Sonicwall M&S (Firewalls)

●	Storm Technologies Ltd. - Mailmarshal (Email filter)

Employees

As of the date of the Business Combination, iOra had 12 employees. None of iOra’s employees are covered by collective bargaining and we consider our relations with our employees to be good.

iOra’s main accounting and administrative function is provided by Stocksfield. It is envisioned that as the Company grows through new contract wins and potential acquisitions, the administrative services provided by Stocksfield will be gradually withdrawn and iOra will perform its own internal accounting and administration services, thus resulting in an increase in iOra’s employees.

Item 1A	Risk Factors

The following risk factors, among others, could in the future affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and we assume no obligation to update this information.  Before you decide to buy, hold, or sell our shares of our common stock, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this annual report. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the price for our ordinary shares could decline, and you may lose all or part of your investment. The following risk factors should be read in conjunction with the Form 8-K filed February 14, 2017 as these reports contain the pro forma financials of the business combination with iOra effective February 13, 2017.

Risk Factors Relating to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

iOra incurred operating losses in the past, including operating losses of approximately $2.5 million and $1.5 million in the fiscal years ended December 31, 2016 and 2015, respectively. Our ability to achieve and sustain profitability in the future depends in part on the rate of growth of, and changes in technology trends in, our market; the global economy; our ability to develop new products and technologies in a timely manner; the competitive position of our products; our ability to manage our operating expenses; and other factors and risks, some of which are described in this report. We may also seek to increase our operating expenses and make additional expenditures in anticipation of generating higher revenues, which we may not realize, if at all, until sometime in the future. For example, our operating expenses were approximately $5.1 million in the fiscal year ended December 31, 2016 as compared to approximately $3.3 million in the fiscal year ended December 31, 2015, while our revenues during the same periods were approximately $2.0 million in 2016 and approximately $1.5 million in 2015. As such, there can be no assurance that we will be able to achieve or sustain profitable operations in the future.

Our failure to grow following our merger into a U.S. public company would adversely affect the development of our business.

iOra has maintained our number of full-time employees at twelve at December 31, 2015 through December 31, 2016, however, our revenue has increased from approximately $1.5 million in 2015 as compared to approximately $2.0 million in 2016. As such, our company has expanded in recent years, placing a significant strain on our financial resources. While we expect to continue to expand our overall business, customer base, headcount and operations in the near future, we can offer no assurance or guarantee that we will be effective in doing so. If we do not grow as anticipated, this will place challenges on the Company’s development, including our ability to recruit, train and retain skilled personnel to effectively manage our international operations and the risks associated therewith; while effectively managing our expenses related to any future growth. If we fail to grow, we may be unable to execute our business plan or maintain high levels of service which could negatively affect our financial results.

We face risks associated with acquisitions of businesses and technologies.

As part of our growth strategy, we may evaluate and pursue additional acquisitions of, or significant investments in, other complementary companies or technologies to increase our technological capabilities and expand our product offerings. Acquisitions and the successful integration of new technologies, products, assets or businesses that we have acquired, or will acquire in the future, continue to require, and will require, significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Other risks commonly encountered with acquisitions include disruption of our ongoing business; difficulties in integration of the acquired operations and personnel; inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control system; being subject to known or unknown contingent liabilities, including taxes, expenses and litigation costs; and inability to realize expected synergies or other anticipated benefits. We cannot assure you that we will be successful in overcoming these risks or any other problems we may encounter in connection with recent acquisitions or other potential future acquisitions. Our inability to successfully integrate the operations of an acquired business, including a successful implementation of the technologies we acquire, and realize anticipated benefits associated with an acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions or other strategic transactions may also result in dilution to our existing shareholders if we issue additional equity securities as consideration or partial consideration (as we have done with all of our acquisitions in the past several years) as well as in the incurrence of indebtedness if we borrow funds to finance such transactions. We may also be required to amortize significant amounts of intangible assets or record impairment of goodwill in connection with future acquisitions, which would adversely affect our operating results.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could harm our business.

Historically, a limited number of customers accounted for a substantial portion of our total sales. For example, in 2016, sales to our largest customer accounted 30 percent of our revenues. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our products have a lengthy sales cycle.

Our customers typically use our products to deploy and enable the use of applications that are critical to their business. As a result, the licensing and implementation of our products generally involves a significant commitment of attention and resources by prospective customers and, at times, the sales cycle for some of our products extends up to 24 months. Because of the long approval process that typically accompanies strategic initiatives or capital expenditures by companies, and particularly with respect to the sale of our large-scale solutions, our sales process is often delayed, with little or no control by us over any delays. Our sales cycles can be further extended for sales made through or with the involvement of third party distributors or partners. We cannot control such delays and cannot control the timing of sales cycles or our sales revenue. Delay in the sales cycles of our products could result in significant fluctuations in our quarterly operating results or difficulty in forecasting revenues for any given period.

Our business and operating results may be adversely affected by competition, including as a result of consolidation of our competitors.

The markets for our software products are intensely competitive and, particularly in the file replication and remote access markets, also fragmented. Competition in our industry is generally based on product performance, depth of product line, technical support and price. We compete both with international and local software providers, many of whom have significantly greater financial, technical and marketing resources than us. In the field of enterprise file replication and remote access, we also compete with providers of open source and freeware solutions, which are substantially less expensive than our solutions. We anticipate continued growth and competition in the software products market. In the past few years, we have identified a trend of consolidation in the software industry in general, and in the real-time data integration market in particular. For example, in December 2013, International Business Machines Corporation, or IBM, acquired Aspera, Inc., which engages, among other things, in the sale of managed file transfer, or MFT, solutions. Consolidation and mergers in our market may result in stronger competition by larger companies that threaten our market positioning.

Our existing and potential competitors, such as Microsoft Corporation and Colligo Networks Inc., who compete with similar products or services we offer, may offer or be able to develop software products and services that are as effective as, or more effective or easier to use than, those offered by us. Such existing and potential competitors may also enjoy substantial advantages over us in terms of research and development expertise, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels, as well as financial resources.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our future revenues and, consequently, on our business, operating results and financial condition.

The success of our software products is dependent on our ability to penetrate the market for file replication and remote access software.

The market for our products and file replication software in general is a rapidly evolving market. Our future success of selling our Geo-Replicator software and other lines of products will depend to some extent on its ability to penetrate the existing market for file replication software, as well as the continued growth, maturity and expansion of the market for file replication software. If the market for file replication software fails to grow or expand or decreases in size, our business could be harmed.

We must develop new products and solutions as well as enhancements and new features to existing products to remain competitive and our future growth will depend upon market acceptance of our products.

We compete in a market that is characterized by technological changes and improvements and frequent new product introductions and enhancements.  The introduction of new technologies and products could render existing products and services obsolete and unmarketable and could exert price pressures on our products and services.  Our future success and growth will depend upon our ability to address the increasingly sophisticated needs of our customers by, among others:

●	supporting existing and emerging hardware, software, databases and networking platforms;

●	developing and introducing new and enhanced applications that keep pace with such technological developments, emerging new markets and changing customer requirements; and

●	gaining and consecutively increasing market acceptance of our products.

We are currently developing new products as well as enhancements and new features to our existing products and solutions. We may not be able to successfully complete the development and market introduction of new products or product enhancements or new features.  If we fail to develop and deploy new products and product enhancements or features on a timely basis or if we fail to gain market acceptance of our new products, our revenues will decline and we may lose market share to our competitors.

If our products are unable to interoperate with hardware and software technologies developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.

Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. For example, our Geo-Replicator software interoperates with many database environments, such as Microsoft Sharepoint and Oracle. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third-party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third-party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.

Our products may contain defects that may be costly to correct, delay market acceptance of our products, harm our reputation and expose us to litigation.

Despite our testing procedures, errors may be found in our software products.  If defects are discovered, we may not be able to successfully correct them in a timely manner, or at all.  Defects and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation.  Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions, and we could fail to realize revenues and suffer damage to our reputation as a result of, or in defense of, a substantial claim.

The loss of the services of our key personnel would negatively affect our business.

Our future success depends to a large extent on the continued services of our senior management and key personnel, including, in particular, Mark Thompson, the Chairman of our Board of Directors, President and our Chief Executive Officer.  Any loss of the services of members of our senior management or other key personnel, and especially those of Mr. Thompson would adversely affect our business.

We are subject to risks relating to intellectual property rights and risks of infringement.

We are dependent upon our proprietary software technology and we rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights.   To protect our software, documentation and other written materials, we primarily rely on trade secret and copyright laws, which afford only limited protection.  It is possible that others will develop technologies that are similar or superior to our technology.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  It is difficult to police the unauthorized use of products in our field, and we expect software piracy to be a persistent problem, although we are unable to determine the extent to which piracy of our software products exists.  In addition, the laws of certain countries do not protect our proprietary rights as fully as do the laws of the United States and the United Kingdom.  We cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. There can be no assurances as to the degree of protection offered by any intellectual property issued to or licensed by the Company. Recent and future changes in United States patent law and in how United States patent law is applied in the United States also could negatively affected the Company’s patent position in the United States.

Possible infringement of intellectual property of others.

We are not aware that we have infringed any proprietary rights of third parties.  It is possible, however, that third parties will claim that we have infringed upon their intellectual property rights.  It would be time consuming for us to defend any such claims, with or without merit, and any such claims could:

●	result in costly litigation;

●	divert management’s attention and resources;

●	cause product shipment delays; and

●	require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.

If there is a successful claim of infringement against us and we are not able to license the infringed or similar technology or other intellectual property, our business, operating results and financial condition would be materially adversely affected. In addition, we could be subject to damages, injunction from use, sale or licensing of our product, as well as attorney’s fees.

We incorporate open source technology in our products which may expose us to liability and have a material impact on our product development and sales.

Some of our products utilize open source technologies. These technologies are licensed to us under varying license structures, including the General Public License, or the GPL, a software license that is, in general, designed to guarantee end users the freedom to use and modify the licensed software under the GPL while ensuring such freedom is preserved whenever the work is distributed. If we have improperly integrated, or in the future improperly integrate software that is subject to such licenses into our products, in such a way that our software becomes subject to the GPL or similar licenses, we may be required to disclose our own source code to the public. This could enable our competitors to eliminate any technological advantage that our products may have over theirs. Any such requirement to disclose our source code or other confidential information related to our products could materially and adversely affect our competitive position and impact our business, results of operations and financial condition.

We may need to raise additional capital in the future, which may not be available to us.

As of December 31, 2016, we had cash and cash equivalents of approximately $0, with accounts receivable and other prepaid expenses of $14,870. We do not anticipate that our existing capital resources will be adequate to satisfy our working capital and capital expenditure requirements for the immediate future and, as such, we will need to raise additional funds in the near term in order to satisfy our working capital and capital expenditure requirements. There is no assurance that we will be able to obtain additional funds on a timely basis, on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may be required to delay, scale back or eliminate some aspects of our operations.  In addition, if additional funds are raised through the issuance of equity securities, the percentage ownership of then current shareholders would be diluted.

We have significant short-term debt obligations, which we intend to pay off in the near future. Failure to either satisfy, extend the maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

At December 31, 2016, we had short-term bank and related party loans outstanding of $5,947,312. While we intend to pay these loans off in conjunction with the Business Combination, or soon thereafter, failure to satisfy these loans or otherwise obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on our assets. The sale of such collateral at foreclosure would significantly disrupt our business, which could significantly lower our sales and profitability. In the event we are unable to satisfy these loans upon completion of the Business Combination, we may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance that we would be successful in this regard.

We may be required to pay additional taxes due to tax positions that we undertook.

We operate our business in various countries, and we attempt to utilize an efficient operating model to optimize our tax payments based on the laws in the countries in which we operate. This can cause disputes between us and various tax authorities in the countries in which we operate whether due to tax positions that we have taken regarding filing of various tax returns or in cases where we determined not to file tax returns. In particular, not all of the tax returns of our operations are final and may be subject to further audit and assessment by the applicable tax authorities. There can be no assurance that the applicable tax authorities will accept our tax positions. In such event, we may be required to pay additional taxes, as a result of which, our future results may be adversely affected.

Our operating results fluctuate significantly and are affected by sales cycles, timing and speed of government procurement programs and various other factors.

Our quarterly results have fluctuated significantly in the past and may fluctuate significantly in the future.  Our future operating results will depend on many factors, including, but not limited to, the following:

●	the size and timing of significant orders and their timely fulfillment;

●	demand for our products;

●	sales cycles;

●	government procurement processes;

●	domestic and international economic and political conditions;

●	changes in our pricing policies or those of our competitors;

●	the number, timing and significance of product enhancements;

●	new product announcements by us and our competitors;

●	our ability to successfully market newly acquired products and technologies;

●	our ability to develop, introduce and market new and enhanced products on a timely basis;

●	changes in the level of our operating expenses;

●	budgeting cycles of our customers;

●	customer order deferrals in anticipation of enhancements or new products that we or our competitors offer;

●	product life cycles;

●	software bugs and other product quality problems;

●	personnel changes;

●	changes in our strategy;

●	currency exchange rate fluctuations and economic conditions in the geographic areas where we operate; and

●	the inherent uncertainty in marketing new products or technologies.

Since our expense levels are relatively fixed in the short term, if revenue levels fall below expectations, our quarterly results are likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses varies with our revenues. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of our operating results may not necessarily be meaningful. In addition, in some future quarter our operating results may be below the expectations of public market analysts and investors.  In such event, it is likely that the price of shares of our common stock would be materially adversely affected.

Our financial results may be adversely affected by currency fluctuations.

Since we report our financial results in dollars, fluctuations in rates of exchange between the dollar and non-dollar currencies may have a material adverse effect on our results of operations.  We also generate revenues in other currencies such as the Euro. As a result, some of our financial assets are denominated in these currencies, and fluctuations in these currencies could adversely affect our financial results. In addition, a material portion of our expenses, principally salaries and related personnel expenses, are paid in pounds.   Exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on our operating results and financial condition.

Cyber-attacks or other data security incidents may compromise the integrity of our products, harm our reputation and adversely impact our business and financial results.

Despite our efforts to protect our proprietary rights, including maintaining the security and integrity of our product source code, the threats to network and data security are increasingly diverse and sophisticated. We and our software solutions could be targets of cyber-attacks (including, among others, malware, viruses and other disruptive activities of individuals or groups) designed to impede the performance of our solutions, penetrate our network security or the security of our solutions, misappropriate proprietary information or cause other interruptions to our business. The impact of such incidents could, among other things, disrupt the proper functioning of our software products, cause errors in the output of our customers’ work and allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. Although we have not identified any such incidents of sabotage or unauthorized access by a third party, if we experience an actual or perceived breach of security in our internal systems or to our software products, it may compromise the integrity of our products, harm our reputation and we could also face lawsuits and potential liability. If any of these events happen, our business and financial results could suffer. In addition, the cost and operational consequences of implementing further data protection measures is expected to increase and such increases may be significant. Also, we could be negatively impacted, including by incurring compliance costs, by existing and proposed laws and regulations related to privacy and data protection.

Our internal control over financial reporting is not presently effective and there is no assurance that our internal control over financial reporting will be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

The Sarbanes-Oxley Act of 2002, or SOX, imposes certain duties on us. In particular, continued compliance with Section 404 of SOX and the related regulations regarding our assessment of our internal control over financial reporting and the required auditor attestation of such internal control requires the commitment of significant financial and managerial resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. We may also identify material weaknesses or significant deficiencies in our internal control over financial reporting. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

Risks Relating to Our International Operations

Our operations in international markets and earnings in those markets may be affected by legal, regulatory, political, and economic risks.

We operate in the U.S. and the U.K., serving customers primarily in Europe and North America, although our customers have significant operations across more than 25 countries, including many of the world’s largest military organizations and private sector multinationals. Our operations in international markets and earnings in those markets may be affected by legal, regulatory, political and economic risks. Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets.

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the U.S. or other countries upon our international operations in the future or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Changes in foreign, cultural, political, and financial market conditions could impair our international operations and financial performance.

The economies of foreign countries important to our operations could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including research & development and sales (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

●	new restrictions on access to markets;

●	lack of developed infrastructure;

●	inflation or recession;

●	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

●	social, political or economic instability;

●	acts of war and terrorism;

●	natural disasters or other crises;

●	reduced protection of intellectual property rights in some countries;

●	increases in duties and taxation; and

●	restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, relating to foreign investment or foreign trade by countries in which we operate.

Should any of these risks occur, our ability to sell our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations, which could have a material adverse impact on our business and financial conditions.

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international activities expose us to changes in foreign currency exchange rates. Such fluctuations could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than U.S. dollars, (iii) realizing lower net income, on a U.S. dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely affect our results of operations and cash flows.

We may implement certain measures such as entering into forward contracts to help manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent these transactions are completed, the contracts minimize our risk from exchange rate fluctuations because they offset gains and losses on the related foreign currency denominated transactions. However, there can be no assurances that we will be able to effectively utilize these forward exchange contracts in the future to offset significant risk related to fluctuations in currency exchange rates. In addition, there can be no assurances that the counter party to the contract will perform their contractual obligations to us to realize the anticipated benefits of the contracts.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making, offering or authorizing improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. We do business and may do additional business in the future in countries or regions where strict compliance with anti-bribery laws may conflict with local customs and practices. Violations of anti-bribery laws (either due to our acts or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.

We are committed to doing business in accordance with applicable anti-corruption laws and our own internal policies and procedures. We also plan to implement policies and procedures concerning compliance with the FCPA that is disseminated to employees, directors, contractors and agents. Our policies and procedures and any future improvements, however, may prove to be less than effective, and our employees and consultants may engage in conduct for which we might be held responsible. Some foreign jurisdictions may require us to utilize local agents and/or establish joint ventures with local operators or strategic partners. Even though some of our agents and partners may not themselves be subject to the FCPA or other non-U.S. anti-bribery laws to which we may be subject, if our agents or partners make improper payments to non-U.S. government officials in connection with engagements or partnerships with us, we could be investigated and potentially found liable for violation of such anti-bribery laws and could incur civil and criminal penalties and other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Relating to Our Securities

No public market for our common stock currently exists, and an active trading market may not develop or be sustained following this offering.

Although our common stock is listed for quotation on the OTC Pink under the ticker symbol “BTXI,” as of the date of this report, there has not been any active trading in our common stock. There is a risk that we will not be able to have our stock listed or quoted on a more established market, and even if we are able to do so (of which no assurances can be given), we cannot predict whether an active market for our common stock will ever develop in the future.  In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

Assuming we can find market makers to establish quotations for our common stock, we expect that our common stock will be quoted on the OTC Bulletin Board (known as the OTCBB) or OTCQB market operated by OTC Markets Group, Inc.  Like the OTC Pink, these markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX). No assurances can be given that our common stock, even if quoted on such markets, will ever trade on such markets, much less a senior market like NASDAQ or NYSE MKT. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCBB/OTCQB, in which case it might again be listed on OTC Pink, which is even more illiquid than the OTC Bulletin Board.

The lack of an active market impairs our investors’ ability to sell shares of our common stock at the time they wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to expand our operations through acquisitions by using our shares as consideration.

In the event a market develops for our common stock, the market price of our common stock may be volatile.

In the event a market develops for our common stock, the market price of our common stock may be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board or OTC Pink quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate. These factors may materially adversely affect the market price of our common stock regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rule changes proposed and enacted by the Commission, the New York Stock Exchange and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this report, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions.  Regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

The application of the SEC “penny stock” rules to our common stock could limit trading activity in the market, and our shareholders may find it more difficult to sell their shares of our common stock.

Penny stocks generally are equity securities with a price of less than $5.00. It is expected that our common stock will be trading at less than $5.00 per share and is therefore subject to the penny stock rules of the Securities and Exchange Commission. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell shares of our common stock, have an adverse effect on the market for shares of our common stock, and thereby depress price of our common stock.

Our shareholders may face significant restrictions on the resale of shares of our common stock due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and also govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this prospectus. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Accordingly, our investors may be unable to resell shares without the significant expense of state registration or qualification.

We do not intend to pay dividends for the foreseeable future, and our investors must rely on increases in the market prices of our common stock for returns on equity investment.

To date, we have not paid any cash dividends on our common stock. The declaration and payment of dividends, if any, will always be subject to the discretion of our Board. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability and our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not used to pay dividends. Accordingly, our investors must rely on increases in the market prices of our common stock for returns on equity investment.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Item 1B Unresolved Staff Comments

None

Item 2 - Properties

The Company does not own any real property. Its main operational offices are located in Hook, Hampshire, UK, where iOra leases a 3,110 square foot space which is leased on a rolling three-month basis.

The Company’s administrative offices are located at 1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey, UK, GU1 3UH. The Company’s telephone number at this office in the U.K.is +44 1483 443000. The rent for this office is covered under the Management Services Agreement dated February 13, 2017.

The Company currently maintains a U.S. address at 45 Summer Street, Taunton, MA 02780 with a mailing address at P.O. Box 500, East Taunton, MA 02718-0500. The phone number at this office in the U.S. is 508-269-9995.The Company pays no rent or other fees for the use of this office or mailing address as these offices are used virtually full-time by other businesses of the Company’s Chief Financial Officer.

Item 3 - Legal Proceedings

From time to time, we and our subsidiaries may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party to a legal proceeding that is adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4 - Mine Safety Disclosures

None

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

Market Information

No public trading market currently exists for the Company’s securities. The Company plans to apply for public quotation of its shares on the over-the-counter market. This process will require the Company to find a brokerage firm to apply for listing. There is no assurance that a market will develop, or that a shareholder will ever be able to liquidate his or her investment. The Company currently has 5,839,933 shares of common stock issued and outstanding.

Holders

As of the date of this report, the Company has 5,839,933 shares of common stock issued and outstanding owned by approximately 591 owners of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2016. There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the board of directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the board of directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if, after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, and other applicable conditions. We do not intend to pay any cash dividends in the foreseeable future but rather plan to reinvest our earnings, if any, in the development of our business operations.

RECENT SALES OF UNREGISTERED SECURITIES

On February 13, 2017, we issued 709,939 shares of Series A Convertible Preferred Stock to the BTHC’s controlling shareholders in exchange for cancellation of $33,382 of liabilities.

On February 13, 2017, pursuant to the closing of the Contribution Agreement dated December 31, 2016, by and between the Company, iOra, the Shareholders of iOra and their representatives, the Company issued a total of 10,000,000 shares of Series A Convertible Preferred Stock to 11 shareholders, of which 2,966,531shares (the “Escrow Shares”) will be held in a voting trust pending iOra achieving certain specified revenue performance targets during the fiscal year ending December 31, 2017. In the event the performance targets are not met, such Escrow Shares will be forfeited and distributed to the Company’s shareholders of record on a pro rata basis as calculated on the day prior to the Business Combination. As set forth under Item 2.01 of this report, which disclosure is incorporated herein by reference, in return for the issuance of 6,323,530 shares of its Series A Convertible Preferred Stock to the Shareholders of iOra and their representatives, in addition to the potential issuance of the Escrow Shares, the Company received all of the issued and outstanding shares of iOra, thereby making iOra a wholly owned subsidiary of the Company. For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemption from registration provided in Rule 4(a)(2) of the Securities Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

DESCRIPTION OF SECURITIES

Overview

The following description of our capital does not purport to be complete and is subject to and qualified in its entirety by our certificate of incorporation, our bylaws and by the applicable provisions of Delaware law. Our authorized capital stock consists of 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the date of this report, our outstanding capital stock consists of 5,839,933 shares of common stock, par value $0.001 per share, and 10,000,000 shares of Series A convertible preferred stock, with each share of preferred stock convertible into 41.12981553 shares of common stock. The preferred stock may also be exchangeable for and/or convertible into shares of common stock, another series of preferred stock or other securities.

Common Stock

As of the date of this report, there were 5,839,933 shares of common stock issued and outstanding, held of record by approximately 591 stockholders. The outstanding shares of common stock are fully paid and non-assessable. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.  Holders of our common stock do not have cumulative voting rights, including with respect to the election of directors or for any other purposes. Holders of our common stock do not have preemptive rights, conversion rights or other subscription rights.  Subject to preferential rights with respect to any outstanding preferred stock, holders of our common stock are entitled to receive ratably such dividends as may be declared by our Board out of funds legally available therefore. Pursuant to Section 281 of Delaware General Corporation Law, in the event of our dissolution, the holders of common stock are entitled to the remaining assets after payment of all liabilities of the company and payment to holders of any series of preferred stock then outstanding of the full amounts of preferential payments to which such holders are entitled to.

Preferred Stock

Our Certificate of Incorporation authorizes our Board, without action by our shareholders, to issue up to 10,000,000 shares of preferred stock from time to time in one or more series. As of the date of this report, 10,000,000 shares of preferred stock were designated, issued and outstanding. Our Board is authorized to fix the rights, designations, preferences, privileges and restrictions of our authorized but undesignated preferred shares, including:

●	dividend rights and preferences over dividends on our common stock or any series of preferred stock;

●	the dividend rate (and whether dividends are cumulative);

●	conversion rights, if any;

●	voting rights;

●	rights and terms of redemption (including sinking fund provisions, if any);

●	redemption price and liquidation preferences of any wholly unissued series of any preferred stock and the designation thereof of any of them; and

●	to increase or decrease the number of shares of any series subsequent to the issue of shares of that series but not below the number of shares then outstanding.

Convertible Preferred Stock

We have 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding. Each share of Series A Preferred Stock is convertible into, and has voting rights equal to, 41.129815535 shares of common stock. It is the Company’s intention to file an amendment to its certificate of incorporation in the near future in order to increase the authorized shares of common stock to 450,000,000 shares, at which time the Series A Preferred Stock will automatically convert into common stock.

Derivative Securities

As of the date of this report, the Company does not have any outstanding warrants, options or convertible securities.

Delaware Anti-Takeover Law and Provisions of Certificate of Incorporation and By-Laws

We are subject to Section 203 of the DGCL. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

●	prior to the date of the transaction, the Board approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

●	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding specified shares; or

●	at or subsequent to the date of the transaction, the business combination is approved by the Board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Section 203 defines a “business combination” to include:

●	any merger or consolidation involving the corporation and the interested stockholder;

●	any sale, lease, exchange, mortgage, pledge, transfer or other disposition of 10% or more of the assets of the corporation to or with the interested stockholder;

●	subject to exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

●	subject to exceptions, any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

●	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an “interested stockholder” as any person that is:

●	the owner of 15% or more of the outstanding voting stock of the corporation;

●	an affiliate or associate of the corporation who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within three years immediately prior to the relevant date; or

●	the affiliates and associates of the above.

Under specific circumstances, Section 203 makes it more difficult for an “interested stockholder” to effect various business combinations with a corporation for a three-year period, although the stockholders may, by adopting an amendment to the corporation’s certificate of incorporation or bylaws, elect not to be governed by this section, effective 12 months after adoption.

Our Certificate of Incorporation and Bylaws do not exclude us from the restrictions of Section 203. We anticipate that the provisions of Section 203 might encourage companies interested in acquiring us to negotiate in advance with our Board since the stockholder approval requirement would be avoided if a majority of the directors then in office approve either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder.

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

None.

Repurchases of Equity Security

None.

Item 6 - Selected Financial Data

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intend,” “estimate,” “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Overview

BTHC X, Inc. was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC X, LLC, a Texas limited liability company.

On February 13, 2017, the Company completed a Business Combination with iOra. Immediately following the Business Combination, the Company adopted the business of iOra. iOra’s business provides data management and secure transmission software and services through a suite of products branded as the Geo-Replicator software and related services. The intention of the Company is to expand not only by increasing market share but also by producing, developing and acquiring complementary technologies and businesses when such opportunities become available.

iOra was founded in 1997 as iOra Limited. Subsequently, iOra Limited became a business unit of Infonic PLC, at which time it was known as Infonic UK Limited (“Infonic”). Infonic entered into a business transfer agreement in April 2013 with iOra Limited, a UK company, at which time Infonic changed its name to iOra Software Limited. iOra is headquartered in Hook, UK and its technologies provide uninterrupted access to up-to-date business information for users in geographically diverse locations. Our technologies are particularly effective over global or satellite enabled networks even if they are periodically disconnected, have limited bandwidth or high latency. Over half the world’s population live in an environment where inefficient and/or challenged or inconsistent networks are a major issue, and for many corporations and government agencies it is an everyday problem.

iOra has a global network of partners and offices that have led to sales success over the past 10 years with a host of military, government and multi-national customers. iOra’s patented byte-level differencing engine ensures that any changes to data over the network are compressed and delivered at a fraction of their regular size. We believe our software systems can typically reduce network traffic by more than 97% by locating, matching, managing, and compressing data changes. This is particularly relevant in military or commercial maritime environments where distances and bandwidth can pose critical organizational issues.

iOra’s customers include military, government and multi-national companies, including but not limited to: the North Atlantic Treaty Organization (NATO), the US Marine Corps, the US Navy, the UK Ministry of Defense and the Australian Department of Defense, as well as Shell, BP, Hewlett Packard Enterprises (HPE) and KPMG.

Results of Operations

The below Results of Operations reflect the results of the shell entity. On February 13, 2017, the Company closed on a Business Combination with an operating business, iOra.

The Company had no revenue for either of the years ended December 31, 2016 or 2015, respectively.

Operating expenses, including general and administrative expenses, for each of the years ended December 31, 2016 and 2015 were approximately $(61,683) and $(61,955), respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Losses per share for the respective years ended December 31, 2016 and 2015 were $(0.01) and $(0.01) based on the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

Plan of Business

We are a data management and secure transmission software services company that provides a suite of software products branded as the Geo-Replicator. iOra’s Geo-Replicator products provide uninterrupted access to up-to-date information by delivering offline Microsoft SharePoint and other online content replication, to enable users in diverse geographical locations to communicate on an uninterrupted basis in a secure environment. iOra’s products and services have grown out of the needs of customers who have a diverse geographical base to access and share data, even when connectivity to a network is limited either in time or service. iOra’s customer base consists largely of military users who have purchased long-term license agreements and who rely on iOra to provide user support in the field, or at base, to safely connect users to central servers and command structures.

Growth Strategy

iOra’s growth strategy is concentrated around expanding our core technologies into other applications and markets while making acquisitions of complementary technologies and businesses that are earnings accretive. The commercial/marketing element of our growth strategy is concentrated in these core areas:

●	market our developed military product offering into the Middle East and South America;

●	expand our current footprint with the US military to encompass more segments of the US military market, including but not limited to: US Army, US Air Force, US Special Operations Command (US SOCOM);

●	develop a new maritime product based on the recently upgraded military platform we are deploying in Australia, Germany and the UK; and

●	further develop our existing relationships within the Dutch, French and German militaries to cross sell our products and services.

Research and Development

Over our history, iOra has been a research-led business and has obtained a strong base of intellectual property protection in the United States and the European Union across many jurisdictions. iOra continues to support and invest in research and development and has recently released a 2016 version of its Geo-Replicator software. This product has been designed specifically for Microsoft SharePoint 2016. We anticipate this product will form the backbone of our product offerings going into major renewals and new business wins over the coming years. Additionally, we will continue to develop and enhance products. We believe we have a targeted strategy to enhance the growth of our business, as described below:

●	develop a new Fog/Cloud product for Microsoft Office 365 and related cloud based environments;

●	extend server to server platforms beyond Microsoft SharePoint to include other platforms like Alfresco or Oracle;

●	expand into the “Internet of Things” as the ability to move data over more and more crowded networks creates service and data transfer issues; and

●	Partner with other technology developers, such as our work with satellite services corporation Inmarsat and others, to embed iOra’s technology in new compliance platforms for merchant shipping, whereby ships at sea are able to access up-to-date compliance data and respond to new customs and berthing data in real time.

Work in Progress and Further Developments

iOra is currently in the final stages of monetizing, finalizing and assessing a potential qualified sales pipeline of some $7 million.

Management has identified a series of major contract opportunities over the upcoming three years which represent a proportion of renewals and product enhancements to existing contracts, enlargement of existing contractual relationships and new business wins. Military sales are likely to be focused on the “5 Eyes” – these are the military operations of the United States, Great Britain, Canada, Australia and New Zealand. iOra is also actively engaged with other NATO countries and approved Non-NATO military organizations through its partner network around the globe. In order to diversify iOra’s customer base away from government and quasi-government users, we are currently investing in applying our core product competencies to cyber-security, with particular emphasis on financial services; a market segment well-known to our senior management.

Following the closing of the Contribution Agreement, iOra’s management intends to seek further acquisitions within the replication space and ancillary solutions space. We expect these plans to require raising funds through the sale of our equity and debt securities. Our intention is to create a diversified base of customers in the replication businesses with a mixture of contract and subscription based products and services.

Liquidity and Capital Resources

At December 31, 2016 and 2015, respectively, the Company had working capital (deficit) of $(472,037) and $(410,354), respectively.

After the business combination, it is expected that the ongoing business and receivables from iOra will fund the iOra business operations. It is the plan of the Company to raise capital in the second quarter of 2017 to extinguish certain company debt in an effort to completely eliminate debt on the balance sheet and to provide the capital needed to make certain strategic acquisitions that will easily integrate with the Company’s business and add shareholder value.

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Item 8 - Financial Statements and Supplementary Data

BTHC X, Inc.

(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2016 and December 31, 2015	F-3

Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015	F-5

Statements of Cash Flows for the years ended December 31, 2016 and 2015 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2016	F-6

Notes to Financial Statements	F-7

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Highway, Suite 350, Hauppauge, NY 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBILIC ACCOUNTANTS FIRM

To the Board of Directors

BTHC X, Inc.

We have audited the accompanying balance sheets of BTHC X, Inc., as of December 31, 2016 and 2015 and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management.. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC X, Inc. as of December 31, 2016 and December 31, 2015and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, to the financial statements, the Company had a significant operating loss and a working capital deficiency of $172,272 . These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BMKR, LLP

Hauppauge, New York

May 18, 2017

BTHC X, Inc.

Balance Sheets

December 31, 2016 and December 31, 2015

	December 31,	December 31,
	2016 (audited)	2015 (audited)

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid expenses	2,750	-
Total Assets	$2,750	$-

Current Liabilities
Accounts payable - trade	$172,272	$143,661
Due to controlling stockholder	302,515	266,693

Total Liabilities	474,787	410,354

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value 10,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value. 40,000,000 shares authorized. 5,839,933 issued and outstanding	5,840	5,840
Additional paid-in capital	65,140	65,140
Accumulated Deficit	(543,017)	(481,334)

Total Stockholders’ Deficit	(472,037)	(410,354)

Total Liabilities and Stockholders’ Deficit	$2,750	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statements of Operations and Comprehensive Loss

Years ended December 31, 2016 and 2015

	Year ended December 31,	Year ended December 31,
	2016	2015

Revenues	$-	$-

Operating expenses
Professional fees	47,242	47,700
General and administrative expenses	14,441	14,255
Total operating expenses	61,683	61,955

Loss from operations	(61,683)	(61,955)

Loss before Provision of Income Taxes	(61,683)	(61,955)

Provision for income taxes

Net loss	$(61,683)	$(61,955)

Other comprehensive income

Comprehensive loss	$(61,683)	$(61,955)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted.	(0.01)	(0.01)

Weighted- average number of shares of common stock outstanding – basic and fully diluted.	5,839,933	5,839,933

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2014	5,839,933	5,840	65,140	419,379	419,379
Net loss for the year	-	$-	$-	$(61,955)	$(61,955)
Balances at December 31, 2015	5,839,933	$5,840	$65,140	$(481,334)	$(481,334)
Net loss for the year	-	$-	$-	$(61,683)	$(61,683)
Balances at December 31, 2016	5,839,933	$5,840	$65,140	$(543,017)	$(543,017)

The accompanying notes are an integral part of these financial statements

BTHC X, Inc.

Statements of Cash Flows

Years ended December 31, 2016 and 2015

	Year ended December 31, 2016	Year ended December 31, 2015
Cash Flows from Operating Activities
Net loss for the period	$(61,683)	$(61,955)
Increase in prepaid expenses	(2,750)	-
Increase in accounts payable-trade	28,611	39,432

Net cash used in operating activities	(35,822)	(22,523)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash provided by
current controlling stockholder	35,822	22,523

Net cash provided by financing activities	35,822	22,523

Decrease in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt due former controlling stockholder contributed as additional paid-in capital	$-	$-

The accompanying notes are in integral part of these financial statements.

BTHC X, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

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

On February13, 2017 the company completed a business combination with iOra. Immediately following the Business Combination, the Company adopted the business of iOra. iOra’s business provides data management and secure transmission software and services through a suite of products branded as the Geo-Replicator software and related services. The intention of the Company is to expand not only by increasing market share but also by producing, developing and acquiring complementary technologies and businesses when such opportunities become available.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

The Company’s current and former majority stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company’s behalf since the bankruptcy discharge date.  Because of the Company’s lack of operating assets, its continuance is fully dependent upon the majority stockholder’s continuing support.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2016 and 2015

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

It is the intent of management to generate and/or raise sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or any majority stockholder to provide additional future funding.

Prior to February 13, 2017, the Company was a shell company solely dependent on management and/or controlling stockholders for funding. As a result of the Business Combination, it is the management’s belief that the Company now has the ability to generate sufficient operating capital to cover its current operating expenses.

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

December 31, 2016 and 2015

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2016 and 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2016, and 2015, respectively, the deferred tax asset related to the Company’s net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of December 31, 2016, and 2015, respectively, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

On August 2014, the FASB issued ASU 2014-15 “Disclosures about an Entities Ability to Continue as a Going Concern” The update establishes management’s responsibilities to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern including the related disclosures. The Company has completed with the provisions of the updated for the year ended December 31, 2016.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2016 and 2015

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

December 31, 2016 and 2015

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2016 and 2015 are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $ 544,000 to offset future taxable income.  The amount and availability of any net operating loss carry forwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares of common stock ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

(Remainder of this page left blank intentionally)

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2016 and 2015

Note H - Income Taxes - Continued

The Company’s income tax expense for each of the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Statutory rate applied to income before income taxes	$(9,253)	$(9,293)
Increase (decrease) in income
taxes resulting from:
State income taxes
Other, including reserve for
deferred tax asset and application
of net operating loss carry forward	9,253	9,293

Income tax expense	$-	$-

The Company’s only temporary difference as of December 31, 2016 and 2015, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2016, and 2015, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carry forwards	$84,710	$75,457
Less valuation allowance	(84,710)	(75,457)

Net Deferred Tax Asset	$-	$-

As of December 31, 2016, and 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $6,253 and $9,293.

The Company’s U.S. Federal and state income tax returns prior to 2012 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The statute of limitations on the 2012 tax year returns expired in March 2016.

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

December 31, 2016 and 2015

Note I - Capital Stock Transactions - Continued

On December 31, 2007, the Company amended its Certificate of Incorporation through the filing of a Certificate of Amendment of Certificate of Incorporation with the State of Delaware for the purpose of effecting a 1-for-2.86 reverse split of its $0.001 par value common stock.  This action was approved on November 29, 2007 by written consent of stockholders holding a majority of the Company’s outstanding common stock in lieu of a special meeting.  As a result of the reverse split, the Company then had 175,198 shares of common stock outstanding.  The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2016 and 2015

Note J - Subsequent Events

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

THE CONTRIBUTION AGREEMENT AND RELATED TRANSACTIONS

The Contribution Agreement

On December 31, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”), which was modified by a letter agreement (the “Letter Amendment”) dated as of January 30, 2017, with iOra Software Limited, a United Kingdom company (“iOra”), the shareholders of iOra, each of whom contributed their iOra shares to the Company (the “Contributors”), Mark Thompson in his capacity as representative for the Contributors (the “Contributor Representative”), and George Syllantavos in his capacity as representative to the Company (the “Company Representative”), pursuant to which the Company effected an acquisition of iOra and, as a result, indirectly acquired iOra’s wholly owned U.S. subsidiary, iOra, Inc. (such transaction referred to herein as the “Business Combination”). The Business Combination closed on February 13, 2017 (the “Closing”) and, pursuant to the terms of the Contribution Agreement, iOra became a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Business Combination, the Company acquired the business of iOra, which is to provide its Geo-Replicator software and related services. As a result, the Company has ceased to be a shell company.

At the closing of the Business Combination, pursuant to the Contribution Agreement, the Contributors collectively contributed all of the issued and outstanding shares of capital stock of iOra (100 shares) and iOra issued a $75,000 promissory note at 2.5% interest per month, which is payable to BTHC within 14 days of Closing, in exchange for an aggregate of 6,323,530 of the Company’s Series A convertible preferred stock (the “Exchange Shares”), and the opportunity to receive up to an additional 2,966,531 of the Company’s Series A convertible preferred stock (the “Trust Shares”) which were issued to the Company’s transfer agent as trustee of such Trust Shares at the Closing, to be held in trust pursuant to the Voting Trust Agreement (defined below) and to be transferred to the Contributors in the event that iOra’s business meets certain financial performance targets in fiscal year 2017. In addition, at the time of Closing, the Company issued 709,939 shares of Series A convertible preferred stock to certain creditors for purposes of satisfying certain corporate debts. Each share of Series A convertible preferred stock will be automatically convertible into 41.12981553 shares of common stock upon the Company’s filing of an amendment to its certificate of incorporation with the Secretary of State of Delaware to increase its authorized shares of common stock.

The Contribution Agreement contains representations and warranties, pre- and post-closing covenants of each party, and customary closing conditions for a transaction of this nature. The representations and warranties of the parties survive for a period of 18 months after the Closing, and, except as otherwise set forth in the Contribution Agreement, the covenants of the parties survive the Closing indefinitely.

The Business Combination will be treated as a “reverse acquisition” of the Company for financial accounting purposes, iOra will be considered the accounting acquirer and the historical financial statements of the Company before the Business Combination will be replaced with the historical financial statements of iOra and its consolidated entities before the Business Combination in all future filings with the SEC.

Changes Resulting from the Business Combination

As a result of the Business Combination, the Company, through its subsidiaries, is now engaged in the business of providing Geo-Replicator software and related services. All business operations are conducted through the Company’s wholly-owned subsidiary, iOra, and iOra’s wholly-owned subsidiary, iOra, Inc.

Registration Rights Agreement

In conjunction with the Business Combination, and pursuant to the terms of the Contribution Agreement, the parties thereto entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement grants to each signatory thereto the right to piggyback registration rights in the event the Company files a registration statement, subject to certain exclusions as set forth in the Registration Rights Agreement, and, if the Company files a registration statement in connection with an underwritten offering of its securities, the participation of such signatories in such registration is conditioned upon such signatories participation in the underwriting and execution of an underwriting agreement in customary form with the managing underwriter(s). The managing underwriter(s) have the right to limit the maximum dollar amount or number of shares to be underwritten, and to allocate the number of shares that may be included in such registration and underwriting as further set forth in the Registration Rights Agreement. Further, the Registration Rights Agreements sets forth the terms and conditions pursuant to which the security holders may participate in a registration statement, including in connection with an underwritten offering, sets forth the Company’s requirement to give timely notice to the security holders in the event of a registration statement, and also contains other customary terms and conditions. The Registration Rights Agreement provides that if a signatory thereto decides not to include all of its registrable securities in a registration statement filed by the Company, such signatory does not have any right to include its registrable securities in any subsequent registration statement of the Company. The Registration Rights Agreement does not have a definite term.

BTHC X, Inc.

Notes to Financial Statements - Continued

December 31, 2016 and 2015

Note J - Subsequent Events - Continued

Voting Trust Agreement, Lockup Agreement and Voting Agreement

On February 13, 2017 and in connection with the Business Combination, the Company, the Company Representative, Ramada Holdings, Inc. (“Ramada”), iOra, Stocksfield Limited (“Stocksfield”), Lexalytics, Inc. (“Lexalytics”), the Contributor Representative (on behalf of the Contributors)and Securities Transfer Corporation (the “Trustee”) entered into a Voting Trust Agreement (the “Voting Trust Agreement”), pursuant to which the Company will issue 2,966,531 shares of Series A Convertible Preferred Stock (the “Trust Shares”) to the Trustee, to be held in a segregated trust account, which shares will be disbursed as agreed upon in the Voting Trust Agreement. The Company Representative will have the sole right to act on behalf of the Company under the Voting Trust Agreement. The will pay the Trustee’s fees as set forth in the Voting Trust Agreement. The Company is obligated to indemnify the Trustee for fifty percent of the any loss, liability or expense incurred by the Trustee without gross negligence, willful misconduct or bad faith on the part of the Trustee, arising out of or in connection with the Voting Trust Agreement, and the Company Representative and the pre-closing Company shareholders are obligated to indemnify the Trustee for the other fifty percent of such amounts.

On February 13, 2017 and in connection with the Business Combination, the Company, George Syllantavos and Ramada, iOra, Stocksfield, Lexalytics, Mark Thompson, in his capacity as the Contributor Representative, and certain pre-Closing insider shareholders of the Company entered into a Lockup Agreement (the “Lockup Agreement”), pursuant to which each shareholder thereto agreed, among other things, not to lend, offer, pledge, hypothecate, encumber, donate, assign or sell their shares for a period of one year from the Closing or the listing of the Company’s securities on a national securities exchange, whichever event occurs sooner.

On February 13, 2017 and in connection with the Business Combination BTHC X, Inc., Ramada, Stocksfield and Lexalytics (Ramada, Stocksfield and Lexalytics referred to as the “Voting Parties”) entered into the Voting Agreement (the “Voting Agreement”), pursuant to which the Voting Parties agreed to vote their shares in favor of Messrs. Syllantavos, Thompson and Fasci to serve on the Company’s board of directors until the earlier of a period of two years or until the Company becomes listed on a national securities exchange.

Departure and Appointment of Directors and Officers

Upon the closing of the Business Combination on February 13, 2017, the Company’s board of directors (the “Board”) was comprised of three members, consisting of Messrs. Mark Thompson and Michael Fasci, who were appointed to the Board upon closing the Business Combination, and Mr. George Syllantavos, who remained on the Board as the Company’s only incumbent director. Each director has been appointed to serve for an initial term of one year or until his successor is duly elected and qualified or until his earlier resignation or removal.

Also upon closing of the Business Combination, the Company’s President, Secretary and Treasurer, Mr. Syllantavos, resigned from those positions and Mr. Thompson, the President and CEO of Stocksfield Limited, iOra’s parent company, was appointed to the position of President, Chief Executive Officer and Chairman of the Board of Directors, Mr. Fasci was appointed to the position of Chief Financial Officer, Director, Treasurer and Secretary, and Mr. David L.A. Morgan, was appointed to the position of Chief Operating Officer.

Accounting Treatment; Change of Control

The Business Combination is being accounted for as a “reverse acquisition” of the Company for financial accounting purposes and iOra is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Business Combination will be those of iOra and its consolidated subsidiaries and will be recorded at the historical cost basis of iOra. The consolidated financial statements after consummation of the Business Combination will include the assets and liabilities of iOra, the historical operations of iOra, and the operations of the Company and its subsidiaries from the Closing Date of the Business Combination going forward.

As a result of the issuance of the Exchange Shares pursuant to the Business Combination, a change of control of the Company occurred as of the Closing Date. Except as described in this Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

The Company is a “smaller reporting company,” as defined under the Exchange Act, following the Business Combination. The Company believes that, as a result of the Business Combination, it has ceased to be a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act).

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

Our management, with the participation of our Certifying Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Certifying Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit a smaller reporting company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Management

Through 2016, the Company was a shell corporation, and had no full-time employees. Through February 13, 2017, the date of the Business Combination, George Syllantavos was the Company’s sole officer, director, and controlling stockholder. As a result of the Business Combination with iOra, Mr. Syllantavos is no longer an officer or a controlling stockholder. He has remained on as a director. Also as a result of the Business Combination, two new directors were appointed. Mr. Mark Thompson and Mr. Michael Fasci. They were named CEO and CFO respectively.

Directors, Executive Officers and Significant Employees

Name	Age	Position	Director or Officer Since
Mark Thompson	53	President, CEO, Chairman	February 10, 2017
Michael Fasci	58	CFO, Director, Treasurer, Secretary	February 10, 2017
George Syllantavos	52	Director	October 2009
David L.A. Morgan	50	COO	February 10, 2017

Biographical Information

Mr. Mark Thompson. Mr. Thompson serves as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he assumed following the Business Combination. Prior to entering into the Contribution Agreement, from 2005 to present, Mr. Thompson served as a director of iOra. In addition, Mr. Thompson is President and CEO of Stocksfield Limited, a position he has held since 2000. Mr. Thompson has more than 25 years’ experience in finance and business operations, having held senior positions in four publicly listed companies in the UK and the US, including United Biscuits, Amersham International, Getty Images Inc. and Infonic PLC. Mr. Thompson has extensive cross-border fundraising experience and brings with him a wealth of knowledge in day to day practical business strategy and operations. Mr. Thompson originally trained as a lawyer and then went on to qualify as an accountant in the UK. We believe Mr. Thompson’s vast experience in finance and business will assist our Company in its future growth and development.

Michael Fasci. Mr. Fasci serves as the Chief Financial Officer, Director, Secretary and Treasurer of the Company, positions he assumed following the Business Combination. Prior to joining the Company, from 1987 to 2016, Mr. Fasci served as President at Process Engineering Services, Inc. in Taunton, Massachusetts. Mr. Fasci is a 30-year veteran in the finance sector, having served as an officer and director of numerous public and private company, most recently having worked at the following companies: GrowLife Inc. (Director from Oct. 2015 to Present and Secretary from April 2016 to Present); Green Innovations, Inc. (Chief Executive Officer and Chief Financial Officer from October 2015 to Present); Preferred Brand Restaurants, Inc. (Director and Chief Financial Officer from June 2016 to Present); OSL Holdings, Inc. (Director and Chief Financial Officer from November 2015 to October 2016 and Chief Executive Officer from July 2016 to October 2016); VHGI Holdings (Director and Chief Financial Officer from 2012 to 2014); RedFin Networks, Inc. (Director and Chief Financial Officer from 2002 to 2013); PTA Holdings (Director, Chief Executive Officer and Chief Financial Officer from June 2016 to Present); Elite Books (Director from February 2016 to Present); MLine Holdings (Director from June 2016 to January 2017) Mr. Fasci began his career as a field engineer and then acted as manager of various remediation filtration and environmental monitoring projects around the world before he came to focus his efforts on the daily operations, accounting and financial reporting and SEC compliance of the numerous companies he served. Mr. Fasci resides in Taunton, Massachusetts and studied Electrical Engineering at Northeastern University. In addition, he maintains a qualification as an Enrolled Agent of the Internal Revenue Service. We believe Mr. Fasci’s experience in business and depth of knowledge in SEC reporting requirements will assist in the Company’s growth and development going forward.

George Syllantavos. Mr. Syllantavos has served as a Director of the Company since October 2009. Prior to that, from October 2009 to December 2016, Mr. Syllantavos served as the President and CEO of BTHC X, Inc. (OTCBB:BTXI), when we were exploring a business combination in the technology sector. Following the reverse merger of iOra into BTXI, he became iOra’s outside director. Since December 2015, Mr. Syllantavos is the co-CEO, CFO, Secretary and Director of Stellar Acquisition III Inc. (NASDAQ:STLR), a special purpose acquisition company that raised $69 million in August 2016 with the mandate to effect a business combination in the energy logistics space. In February 2013, Mr. Syllantavos co-founded and has been CEO of, Nautilus Energy Management Corp., a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as co-CEO and CFO of Nautilus Marine Acquisition Corp. (NASDAQ:NMAR), a special purpose acquisition company (SPAC) that completed an initial public offering in July 2011 raising $48 million with the mandate to pursue a business combination in the maritime space. Subsequently, he served as the CFO of Nautilus Offshore Services Inc., an offshore service vessel owner and operator and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as CFO, Secretary and Director of Star Bulk Carriers Corp. (NASDAQ:SBLK), a dry-bulk ship-owning company. Prior to 2007, Mr. Syllantavos co-founded and served as executive officer of three U.S.-listed companies. He also served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an MBA in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Syllantavos’s extensive public company experience and his experience with SEC reporting from both a management and an accounting level will assist us in our duties and obligations of being a public company.

David L.A. Morgan. Mr. Morgan is the Chief Operating Officer of the Company, a position he assumed following the Business Combination in December 2016. From July 2015 to Present, Mr. Morgan has served as the Chief Operating Officer of Stocksfield Limited, iOra’s parent company. Mr. Morgan’s main role at Stocksfield has been in the financing of group companies and overseeing Stocksfield’s property and home building interests. For many years, from 2001 to 2010, Mr. Morgan was a Corporate Stockbroker specializing in Technology and Property Small Cap companies in the UK market. He was directly involved in the UK IPO of a Group that originally owned the iOra business and, as a result, has many years knowledge of its technology and customer relationships. Mr. Morgan received his bachelor’s degree in Humanities in 1998 from Huddersfield Polytechnic and was regulated from 2007 to 2010 with the UK Financial Services Authority and was authorized to carry out corporate finance advice. We believe Mr. Morgan’s extensive experience in the financial services sector, as well as his experience working with small cap public companies, will assist us in our growth and development as we become a publicly reporting company.

Indemnification of Officers and Directors.

We have the authority under the Delaware General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Delaware law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Delaware law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

●	conducted himself in good faith

●	reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation’s best interest and, in all other cases, that his conduct was at least not opposed to the corporation’s best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

Our Certificate of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors’ capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors’ duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director’s office, or (d) an act or omission for which the liability of the director is expressly provided under Delaware law. Limitations on liability provided for in our Certificate of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2016, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code of Ethics

We have not yet adopted a code of ethics.  Though we do intend to adopt a Code of Ethics now that we have been successful in implementing our business plan and have recently completed a business combination with iOra,

Conflicts of Interest

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

Involvement in Certain Material Legal Proceedings

In 2009, a major U.S. lender of Infonic PLC, a company formed under the laws of England and Wales (“Infonic”), called in its loans and, as a result, on February 3, 2009, Infonic was placed initially into Administration pursuant to the U.K.’s Insolvency Act of 1986 under the laws of England and Wales and, subsequently, on November 3, 2009, into a Creditor’s Voluntary Liquidation (the “Restructuring”).  Mr. Thompson was an executive director at Infonic at the time of the Restructuring. The Restructuring caused Infonic to sell its assets, all of which were purchased by a group of investors, including Mr. Thompson. At that time, iOra was one of the entities owned by Infonic.

Aside from the disclosure detailed above, none of the Company’s officers, directors, promoters or control persons has been involved in any of the following during the past 10 years:

(1)       Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)       Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)       Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)       Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11 - Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth, for the period indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of one percent of the Company’s assets during the stated periods.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
George Syllantavos, former CEO, CFO,	2016	--	--	--	--	--	--	--	0
Director(1)	2015	--	--	--	--	--	--	--	0

Mark Thompson, CEO, President,	2016	--	--	--	--	--	--	--	0
Chairman	2015	--	--	--	--	--	--	--	0

Michael Fasci,	2016	--	--	--	--	--	--	--	0
CFO, Director	2015	--	--	--	--	--	--	--	0

David L.A. Morgan,	2016	--	--	--	--	--	--	--	0
COO	2015	--	--	--	--	--	--	--	0

(1)	Mr. Syllantavos will remain a Director of BTHC following completion of the Business Combination.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee and our board of directors will participate in deliberations of the compensation of the Company’s directors and officers as of December 31, 2016.

Compensation Committee Report

George Syllantavos has reviewed the Compensation Discussion and Analysis required by Item 402(b), and based on such review determined that the Compensation Discussion and Analysis should not be included in the Company’s Annual Report on Form 10-K.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of the date of May 17, 2017 certain information regarding the beneficial ownership of BTHC’s common stock by (i) each stockholder known by BTHC to be the beneficial owner of more than 5% of BTHC’s common stock, (ii) by each director and executive officer of BTHC and (iii) by all executive officers and directors of BTHC as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

	Shares Beneficially Owned (1)(2)
Name and address	Number of Shares Owned or Controlled	Percentage (3)

Stocksfield Limited (4)(6)	5,691,500	56.10%
Lexalytics, Inc. (5)(6)	623,500	6.20%
Securities Transfer Corporation (6)	2,924,999	29.24%
Ramada Holdings, Inc.(7)	543,270	5.43%
George Syllantavos (7)	543,270	5.43%
Mark Thompson (4)(7)	2,805,750	28.05%
Michael Fasci (9)	--	--
David L.A Morgan (8)	--	--
Directors and officers as a group (4 persons)	3,349,020	33.5%

(1)	Pro forma as of the date of the Closing, after giving effect to the Company’s filing of an amended and restated articles of incorporation to increase the Company’s authorized stock to 450,000,000 shares in order to convert the Series A Convertible Preferred Stock at the rate of 41.129815535 shares of common stock for each one share of Series A Convertible Preferred Stock and then effect a reverse split to decrease the Company’s common stock at the rate of approximately one-for-41.7138. There are no outstanding stock options or warrants. The Company anticipates that it will amend and restate its articles of incorporation at some time soon after the Closing.

(2)	Under applicable Commission rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under Commission rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)	In determining the percent of voting stock owned by a person on the date of the Business Combination: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,000,000 shares of common stock outstanding as of the date of the Business Combination, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options.

(4)	Stocksfield Limited is wholly owned by Stocksfield Holdings Limited, an entity which is 50% owned by Mark Thompson, iOra’s Chief Executive Officer, President and Chairman of the Board of Directors. The address of Stocksfield Limited is 1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey GU1 3UH.

(5)	The address for Lexalytics, Inc. is 6th Floor, 320 Congress Street, Boston, MA 02210.

(6)	A total of 2,924,999 shares (the “Voting Trust Shares”) are being held by Securities Transfer Corporation pursuant to a voting trust agreement (the “Voting Trust Agreement”). Under the terms of the Voting Trust Agreement, the Voting Trust Shares will be transferred and released to Stocksfield Limited and Lexalytics, Inc. pursuant to their pro rata interests in the shares upon BTHC successfully achieving certain earn out targets during fiscal 2017. To the extent the earn out targets are not achieved by BTHC, the Voting Trust Shares will be transferred and released to the pre-Closing shareholders of the Company in accordance with the terms Voting Trust Agreement. Mark Thompson, as the Contributor Representative, has voting control over all of the Voting Trust Shares while such shares remain subject to the Voting Trust Agreement.

(7)	Mr. Syllantavos was our Chief Executive Officer, President, Secretary, Treasurer and Director. Following the Business Combination, he will resign from his executive positions and remain on as a Director of the Company. Mr. Syllantavos is also the president of Ramada Holdings, Inc. (“Ramada”). The address of each of Ramada and Mr. Syllantavos is 90 Kifissias Avenue, Maroussi 15125, Athens, Greece. Mr. Syllantavos has sole voting and dispositive power over Ramada, and may be deemed to beneficially own the shares of common stock held by Ramada.

(8)	The address for each of Messrs. Thompson and Morgan is c/o iOra Software Limited, 1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey GU1 3UH.

(9)	The address for Mr. Fasci is P.O. Box 500, East Taunton, MA 02718.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Magellan, an affiliate of Mr. Syllantavos, our president, secretary, treasurer and director, has also loaned us (interest fee) an aggregate of $266,693 as of December 31, 2016.  The proceeds of these loans were used to fund our expenses and provide us with working capital.  As of May 17, 2017, the aggregate amount outstanding is $0.

There are no family relationships between any of the Company’s members of management or the Company’s board of directors

In addition to the Company’s address at 1st Floor, Chapel House, 1-3 Chapel Street, Guildford, Surrey GU1 3UH, the Company also maintains a U.S. mailing address at P.O. Box 500, East Taunton, MA 02718 and a U.S. Office at 45 Summer Street, Taunton, MA 02780. These facilities are provided by Mr. Fasci to the Company free of charge.

Director Independence

The Company currently has three directors none of whom are believed to be independent. Following the consummation of its business combination with iOra, the Company will reconsider the composition of its board of directors, and take into consideration any applicable exchange listing requirements at such time, if applicable.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in 2016 and 2015, respectively, to its principal accountant Blanchfield, Meyer, Kober & Rizzo LLP of Hauppauge, New York.

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

1. Audit fees	$11,000	$11,000
2. Audit Related fees	$-	$-
3. Tax fees (1)	$700	$700
4. All other fees	$	$-
Totals	$11,700	$11,700

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

The Company has no formal audit committee. However, the Board of Directors (Board) is the Company’s defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls.

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

(3)	Exhibits

Exhibit No.	Description
2.1	Contribution Agreement, dated December 31, 2016, by and among iOra Software Limited, BTHC X INC., Stocksfield Limited, Lexalytics, Inc. and Mark Thompson, in the capacity as the Contributor Representative thereunder. (1)(2)
2.2	Letter Amendment to the Contribution Agreement, dated as of January 30, 2017, by and among iOra Software Limited, BTHC X INC., Stocksfield Limited, Lexalytics, Inc. and Mark Thompson, in the capacity as the Contributor Representative thereunder. (4)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (3)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of BTHC X, Inc.(4)
10.1	Registration Rights Agreement, dated February 13, 2017, by and between BTHC X, Inc., George Syllantavos, Ramada Holdings, Inc., iOra Software Limited, Stocksfield Limited, Lexalytics, Inc. and Mark Thompson.(4)
10.2	Lock-Up Agreement, dated February 13, 2017, between BTHC X, Inc. and the signatories thereto.(4)
10.3	Voting Trust Agreement, dated February 13, 2017, by and between BTHC X, Inc., George Syllantavos, Ramada Holdings, Inc., iOra Software Limited, Stocksfield Limited, Lexalytics, Inc. and Mark Thompson.(4)
10.4	BTHC X, Inc. Voting Agreement, dated February 13, 2017, entered into by Ramada Holdings, Inc., Stocksfield Limited and Lexalytics, Inc.(4)
10.5	Promissory Note, dated February 13, 2017, issued by iOra Software Limited (4)
10.6	Service Agreement, dated February 13, 2016 between Stocksfield Limited and iOra Software Limited.(4)
21.1*	Subsidiaries of BTHC X, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins*	XBRL Instance Document
101.sch*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

(1)	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2017.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52237) filed on September 22, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 14, 2017.

* Filed herewith

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BTHC X, Inc (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC X, Inc.

Dated: May 18, 2017	By:	/s/ Mark Thompson
Mark Thompson
President and Director
(Principal Executive Officer)

	By:	/s/ Michael E. Fasci Sr.
Michael E. Fasci Sr.
Chief Financial Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC X, Inc.

Dated: May 18, 2017	/s/ George Syllantavos
George Syllantavos
Director

